Form 10-Q
period 1996-06-30
GCR HOLDINGS LTD
filed 1996-08-06
CIK 913912

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996

Commission file number              0-27220

                              GCR Holdings Limited
             (Exact name of registrant as specified in its charter)

Cayman Islands                                                 not applicable
(state or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         Sofia House, 48 Church Street, Hamilton HM 12, Bermuda
(Address of principal executive offices)                          (Zip Code)

                                 (441) 292 9415
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---       ---

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


         Class                                         Outstanding      July 29, 1996
         -----                                         ------------------------------
         Ordinary shares, U.S. $0.10 par value                    25,671,255
         Other shares, U.S. $0.10 par value                           0

PART 1.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GCR HOLDINGS LIMITED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars)


                                                                    JUNE 30,       SEPTEMBER 30,
                                                                      1996             1995
                                                                      ----             ----
                                                                  (unaudited)


ASSETS

Fixed maturity investments, at fair value (amortized
cost $428,394 and $484,858) ................................       $ 427,581        $ 485,322
Cash and cash equivalents ..................................          32,077           41,490
Premiums receivable ........................................          63,572           49,716
Deferred acquisition costs .................................           9,882           10,257
Accrued investment income ..................................           3,924           10,073
Other assets ...............................................             864              783
                                                                   ---------        ---------

Total Assets ...............................................       $ 537,900        $ 597,641
                                                                   =========        =========
LIABILITIES

Reserve for losses and loss expenses .......................       $  33,922        $  33,390
Unearned premium reserve ...................................          67,499           61,688
Loans payable ..............................................               -          142,000
Accrued expenses ...........................................           1,742            4,165
                                                                   ---------        ---------

Total Liabilities ..........................................         103,163          241,243
                                                                   ---------        ---------
SHAREHOLDERS' EQUITY

Share capital ..............................................           2,567            2,236
Paid in capital ............................................         375,912          338,354
Notes receivable for shares issued .........................          (1,359)          (1,783)
Unrealized appreciation (depreciation) on investments, net..            (813)             464
Retained earnings ..........................................          58,430           17,127
                                                                   ---------        ---------

Total Shareholders' Equity .................................         434,737          356,398
                                                                   ---------        ---------

Total Liabilities and Shareholders' Equity .................       $ 537,900        $ 597,641
                                                                   =========        =========

The accompanying notes are an integral part of these financial statements

GCR HOLDINGS LIMITED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands of U.S. dollars, except per share data)


                                                           QUARTER ENDED JUNE 30,                NINE MONTHS ENDED JUNE 30,
                                                          1996                1995                 1996               1995
                                                          ----                ----                 ----               ----

REVENUES

Premiums written ..............................       $     25,715        $     40,455        $     99,739        $    119,745
Change in unearned premiums ...................              4,792              (8,607)             (5,728)            (32,065)
                                                      ------------        ------------        ------------        ------------
Premiums earned ...............................             30,507              31,848              94,011              87,680
Investment income, net ........................              6,661               8,675              22,605              23,897
Realized gains (losses) on investments, net ...             (1,045)                146                  95              (1,327)
Exchange gain (loss) ..........................                (75)                (88)                (58)                318
                                                      ------------        ------------        ------------        ------------

Total Revenues ................................             36,048              40,581             116,653             110,568
                                                      ------------        ------------        ------------        ------------
EXPENSES

Losses and loss expenses ......................              4,054               3,085              17,448              20,278
Acquisition expenses ..........................              5,203               5,122              14,583              11,865
General and administrative expenses ...........              2,818               1,717               7,928               4,895
Interest expense ..............................                  -                   -               3,563                   -
                                                      ------------        ------------        ------------        ------------

Total Expenses ................................             12,075               9,924              43,522              37,038
                                                      ------------        ------------        ------------        ------------

NET INCOME ....................................             23,973              30,657              73,131              73,530

Retained earnings, beginning of period ........             50,371              72,688              17,127              29,815
Dividends to shareholders .....................            (15,914)                  -             (31,828)                  -
                                                      ------------        ------------        ------------        ------------

Retained earnings, end of period ..............       $     58,430        $    103,345        $     58,430        $    103,345
                                                      ============        ============        ============        ============


Net income per share ..........................       $       0.92        $       1.33        $       2.93        $       3.22

Proforma net income per share
   (giving effect to sponsor warrant exercise
    and share repurchase) .....................       $       0.96        $       1.24        $       2.94        $       2.96

Weighted average shares outstanding ...........         25,668,255          22,457,015          24,666,111          22,506,720

The accompanying notes are an integral part of these financial statements

GCR HOLDINGS LIMITED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands of U. S. dollars)


                                                                  NINE MONTHS ENDED JUNE 30,
                                                                    1996             1995
                                                                    ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income ...............................................       $  73,131        $  73,530

Adjustments to reconcile net income to cash
provided by operating activities:
     Depreciation and amortization .......................             275              226
     Realized (gains) losses on sale of investments, net..             (95)           1,327
     Add (deduct) changes in assets and liabilities:
         Premiums receivable .............................         (13,856)         (36,018)
         Deferred acquisition costs ......................             375           (5,369)
         Accrued investment income .......................           6,149           (1,258)
         Other assets ....................................            (273)            (274)
         Reserve for losses and loss expenses ............             532            7,526
         Unearned premium reserve ........................           5,811           32,065
         Accrued expenses ................................          (2,423)             346
                                                                 ---------        ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES ................          69,626           72,101
                                                                 ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of investments ........................         640,446          294,974
Purchase of investments ..................................        (583,887)        (464,532)
Purchase of fixed assets .................................             (83)            (300)
                                                                 ---------        ---------
NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES .......          56,476         (169,858)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issue of ordinary shares ...................          37,889               20
Retirement of ordinary shares ............................                           (2,280)
Repayment of notes receivable ............................             424              317
Repayment of loans .......................................        (142,000)
Dividends to shareholders ................................         (31,828)               -
                                                                 ---------        ---------

NET CASH USED IN FINANCING ACTIVITIES ....................        (135,515)          (1,943)
                                                                 ---------        ---------

NET DECREASE IN CASH .....................................          (9,413)         (99,700)
Cash and cash equivalents at beginning of period .........          41,490          121,496
                                                                 ---------        ---------

Cash and cash equivalents at end of period ...............       $  32,077        $  21,796
                                                                 =========        =========

The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1) The consolidated interim financial statements of GCR Holdings Limited (the "Company") and its wholly owned subsidiary, Global Capital Reinsurance Limited ("Global Capital Re" and, together with the Company, "GCR"), have been prepared on the basis of United States generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended September 30, 1995. The results of operations for any interim period are not necessarily indicative of results for the full fiscal year.

2) An initial public offering of 7.6 million shares of the Company held by existing shareholders was priced on December 18, 1995 and closed on December 22, 1995. Proceeds to shareholders were $131.8 million ($17.30 per share net of underwriters discount). In connection with the initial public offering, the shareholders approved an increase in authorized capital and the Board of Directors approved a share split in the form of a share dividend effected at a ratio of 5:1, both of which became effective on December 22, 1995. Also, on December 22, 1995 the Company's sponsors exercised warrants to acquire 3.3 million shares at an aggregate exercise price of $36.3 million ($11.00 per share) and, of that amount, $34 million was used to reduce outstanding borrowings.

     A second public offering, of 4.8 million shares of the Company held by original shareholders, was priced on July 18, 1996 and closed July 24, 1996. Proceeds to shareholders were $99.4 million ($20.92 per share, net of underwriters discount). In connection with that offering, one million shares were repurchased by a subsidiary of the Company for $20.9 million, net of underwriters discount, and are considered constructively retired.

3) The authorized share capital of the Company is $7,500,000 consisting of 50,000,000 ordinary shares of $0.10 par value, of which 25,668,255 shares were issued and outstanding on June 30, 1996, and 25,000,000 other shares of $0.10 par value, none of which have been issued.

4) Net income per share is based on earnings divided by the weighted average number of common shares, including common share equivalents, outstanding during the relevant period. For each period presented, such number of shares assumes that all employee and director options and sponsors' warrants outstanding during the period (or any portion thereof) were exercised and that the proceeds of such exercise were used to purchase outstanding shares pursuant to the treasury stock method, calculated in each case using the average market value (book value prior to December 19, 1995) per share for the period (or portion thereof). The employee and director options are or may become exercisable over various periods.

     Pro forma net income per share was $0.96 and $1.24 for the three months ended June 30, 1996 and 1995 and $2.94 and $2.96 for the nine months ended June 30, 1996 and 1995, respectively. Pro forma net income per share is calculated in the manner described above, except that the shares issued on exercise of the sponsors' warrants are assumed to have been outstanding throughout each period presented, and no other effect is given to such warrants, and the one million shares repurchased by the Company's subsidiary in the offering of July 18, 1996 are assumed to be constructively retired throughout each period presented.

5) On May 15, 1996 the Company paid a quarterly dividend of $0.62 per share to shareholders of record on May 1, 1996. On July 25, 1996 the Board of Directors declared a quarterly dividend of $0.62 per share payable August 20, 1996 to shareholders of record on August 5, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND LIQUIDITY AND CAPITAL RESOURCES

The consolidated interim financial statements included in this Form 10-Q are for the third quarter and nine months ended June 30, 1995 and 1996. The Company reports on a September 30 fiscal year. All amounts are reported in United States currency.

Renewal dates for property catastrophe reinsurance policies are generally concentrated in the first quarter of each calendar year - i.e., in the second quarter of the Company's fiscal year. Approximately half of GCR's reinsurance programs and more than half of its premiums written are related to contracts with renewal dates (primarily January 1) in the second quarter of the Company's fiscal year - i.e., the quarter ending March 31. Nevertheless, because premiums generally are earned over the term in which the related reinsurance coverage is provided, GCR's premiums earned are not concentrated in any interim period.

PRICING TRENDS AND EFFECT ON PREMIUMS WRITTEN

Based on industry trade publications, underwriting submissions and meetings with clients and brokers, management believes that premium rates in the global property catastrophe reinsurance market decreased by an average of 10% to 15% in 1995 compared to 1994 and in the first quarter of 1996 compared to the same period last year and by 15% to 20% for renewals of Japanese business in the second calendar quarter of 1996, as a result of favorable loss experience. If and while this favorable loss experience continues, management expects further downward pressure on rates during the remainder of 1996 and into 1997. In the U.S. market, where the level of property catastrophe losses has generally been higher than in international markets in recent years, rates have decreased but will remain at a higher level than those which prevailed in 1992. Moreover, the levels of catastrophe risk exposure that U.S. ceding insurers are generally prepared to retain continue to be substantially higher than in 1992. Higher retentions tend to reduce GCR's exposure to losses from catastrophic events of relatively higher frequency and lower severity.

The recent decline in worldwide premium rates in the property catastrophe reinsurance market adversely affected the level of premiums written by GCR in the January and April 1996 renewal seasons. In furtherance of its underwriting principle of targeting reinsurance programs with superior risk/return profiles, GCR declined to offer coverage on a substantial number of new programs, as well as on a number of renewal programs, submitted for its review with proposed pricing terms that management considered inadequate. Due to these underwriting decisions, and to the generally lower rates applicable to programs that were written and to the effect of the shift in the renewal date of a large existing third quarter program which contributed $4 million of written premium in 1995 to the fourth quarter in 1996, the level of premiums written by GCR in the third quarter and first nine months of fiscal year 1996 was $14.7 million and $20.0 million lower, respectively, than in the same periods last year. While management expects this trend to continue during the remainder of fiscal year 1996, the level of premiums written during the fourth fiscal quarter should increase modestly due to the program renewal date shift described above compared to the same period last year. Due to industry renewal cycles, a larger portion of the reinsurance programs written by GCR in the third and fourth fiscal quarters involves international risks, for which premium rates generally have declined further than those for domestic risks in recent periods.

Despite the decline in premiums written, GCR earned net income of $73.1 million during the first nine months of fiscal year 1996, level with that of the same period last year. This result is primarily attributable to favorable loss experience during the periods.

RESULTS OF OPERATIONS, QUARTER AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995

Written premiums for the third quarter and nine months ended June 30, 1996 were $25.7 million and $99.7 million, respectively, a decrease of $14.7 million and $20.0 million compared to written premiums for the same periods of the prior fiscal year. These decreases are the result of increasing price competition in GCR's property catastrophe line of business and the effect of the shift in the renewal date of a large existing third quarter program which contributed $4 million of written premium in 1995 to the fourth quarter in 1996. Price competition has caused GCR to reduce, and in some cases cancel, its participation in business it does not consider to be adequately priced. Premium rates in the global property catastrophe market have decreased in recent periods due to favorable loss experience in the industry. If and while this favorable loss experience continues, management expects further downward pressure on rates during the remainder of 1996 and into 1997, which would continue to adversely affect the level of premiums written by GCR.

Premiums earned for the third quarter were $30.5 million, 4% less than premiums earned in the third quarter of the prior fiscal year. For the year to date, premiums earned were $94.0 million, an increase of 7.2% compared to the first nine months of the prior fiscal year. This increase reflects the practice of earning premiums ratably over the reinsurance contract period (generally one year) and, therefore, the earning of premiums written largely in the previous fiscal year when the Company achieved significant growth in new business from new and existing clients.

Losses and loss expenses for the quarter ended June 30, 1996 were $4.1 million, an increase of 31.4% from the very favorable level of $3.1 million for the quarter ended June 30, 1995. The quarter ended June 30, 1995 included release of $2.5 million of reserves established related to the earthquake in Kobe, Japan in early 1995. For the nine months ended June 30, 1996 losses and loss expense were $17.4 million compared to $20.3 million for the same period in the prior fiscal year, a decline of 14%. GCR was not affected by any significant catastrophic events in the most recent quarter and has seen modest favorable loss development during the latest nine month period regarding events recorded in previous periods. The Company's loss ratio-i.e., the ratio of losses and loss expenses to earned premium-was 13.3% for the quarter and 18.6% for the nine months ended June 30, 1996, compared to 9.7% and 23.1% for the same periods of the prior fiscal year. While loss experience for the quarter was favorable, GCR is subject to infrequent but severe effects of natural and man-made catastrophes, which can lead to volatile losses and financial results. The Company experienced no significant losses in Hurricane Bertha which struck the East Coast of the United States on July 12, 1996 or Typhoon Eve which struck Japan on July 21, 1996

Investment income was $6.7 million for the quarter and $22.6 million for the nine months ended June 30, 1996. The 23.2% and 5.4% decrease from $8.7 million in the third quarter and $23.9 million in the nine months of the prior fiscal year reflects the sale of investments to repay borrowings under the Company's line of credit offset in part by positive cash flow from operations added to the investment portfolio.

Acquisition expenses, primarily commission and brokerage related to the production of written premiums, were $5.2 million for the third quarter, compared to $5.1 million for the same quarter a year ago, and $14.6 million for the first nine months of fiscal year 1996, compared to $11.9 million for the first nine months of fiscal year 1995. Acquisition expenses are amortized over the underlying contract coverage period. The increase in acquisition expenses in the nine months ended June 30, 1996 is related to growth of international property catastrophe business and higher commission rates on proportional business.

General and administrative expenses increased over 64% to $2.8 million in the latest quarter and over 62.0% to $7.9 million for the first nine months compared to the prior year periods. These increases reflect an increase in GCR's staff, compensation expense of $1.6 million related to an adjustment in the exercise price of outstanding options and certain expenses associated with the initial public offering in December 1995 and the public offering in July 1996. See "Liquidity and Capital Resources". The Company's expense ratio-i.e., the ratio of acquisition, general and administrative expenses related to underwriting to earned premium-was 22.7% for the quarter and 21.0% for the nine months ended June 30, 1996, compared to 20.0% and 17.9% for the quarter and nine months ended June 30, 1995.

Interest expense of $3.6 million for the nine months ended June 30, 1996 reflects borrowing under the Company's line of credit in August 1995 of $142 million at 6.7% per annum. Of that amount, $34 million was repaid in late December 1995 and the balance was repaid on February 22, 1996.

Net income for the third quarter of GCR's fiscal year was $24.0 million, or $0.92 per share, compared to $30.7 million, or $1.33 per share, for the third quarter of the prior fiscal year. For the first nine months of fiscal 1996 and 1995, net income was $73.1 million, or $2.93 per share and $73.5 million, or $3.22 per share, respectively. Pro forma net income per share was $0.96 and $1.24 for the quarters ended June 30, 1996 and 1995, and $2.94 and $2.96 for the nine months ended June 30, 1996 and 1995, respectively, assuming shares issued on exercise of the sponsor warrants on December 22, 1995 had been outstanding and that the 1 million shares repurchased in July 1996 had been constructively retired for those periods.

Although GCR remains focused principally on the property catastrophe reinsurance market, it continues to explore opportunities to build or acquire new lines of business throughout the world. Management's objective is to identify new lines that are compatible with GCR's exposure to catastrophic events and that will contribute to shareholder value. To date, these efforts have focused on expanding GCR's portfolio of marine reinsurance business, which represents a growing portion of GCR's premiums written ($7.2 million premiums written, or 7.2% of total, for the latest nine-month period compared with $6.1 million, or 5.1% for the same prior year period). There can be no assurance that new opportunities will be identified or as to the effect that any new lines might have on GCR.

LIQUIDITY AND CAPITAL RESOURCES

The Company is a holding company that conducts no operations of its own and whose assets essentially consist of its equity interest in Global Capital Re. Consequently, the Company's cash flows are limited to distributions from Global Capital Re and borrowings under the Company's credit facility described below, which are the only sources of cash to pay creditors and to pay any dividends to holders of ordinary shares. Distributions by Global Capital Re to the Company are limited pursuant to the statutory capital and surplus requirements described below. As a result of the application of those requirements to the financial position of Global Capital Re as of September 30, 1995, Global Capital Re would be required to notify Bermuda authorities before making any distribution to the Company in excess of approximately $121.5 million during any fiscal year. This amount is determined based on Global Capital Re's financial position as of September 30 of each year and is subject to annual adjustment, up or down, depending on Global Capital Re's operating results, particularly the frequency and severity of claims made under the reinsurance coverage it provides.

Cash flow from operations was $69.6 million for the first nine months of fiscal 1996 compared to $72.1 million for the same period of the previous fiscal year. These amounts represent the excess of premiums collected and net investment income over losses, loss expenses and underwriting and other expenses paid. Net cash flows from operating activities are added to funds available for investment by Global Capital Re. GCR is unable to predict its cash flow from operating activities, as it may be required to make large catastrophe claims payments to its clients. In years in which GCR experiences a relatively low level of catastrophe losses (such as the past two fiscal years and the current fiscal year to date), cash flow from operations should be substantial. However, GCR can be expected to incur significant catastrophe losses from time to time and, as a result, generate substantially reduced or even negative cash flow from operating activity. As a consequence, cash flow from operating activities may fluctuate substantially between individual quarters and years.

Cash flow provided by investing activities (i.e., the net liquidation of a portion of GCR's investment portfolio) was $56.5 million in the latest nine-month period, compared to $169.9 million of cash flow used in investing activities (i.e., the net purchase of investments for GCR's portfolio) in the nine months ended June 30, 1995. In the most recent period, investments were liquidated to provide funds to repay borrowings under the Company's line of credit.

Under the terms of most of its reinsurance contracts covering U.S. risks and some covering non-U.S. risks, GCR is required to provide letters of credit to reinsureds (at the end of their fiscal years) in amounts sufficient to cover any outstanding claims and/or unearned premiums. GCR currently obtains these letters of credit from one commercial bank and secures them by depositing securities with the bank. The maximum amount deposited in respect of all such letters of credit at any one time through June 30, 1996, and the amount deposited on such date, was $30.4 million.

An initial public offering of 7.8 million ordinary shares of the Company on behalf of existing shareholders was priced on December 18, 1995. Proceeds to the shareholders were $131.8 million ($17.30 per share net of underwriters' discount). The Company incurred expenses related to the offering of approximately $2.0 million, a significant portion of which was accrued in the fiscal year ended September 30, 1995. In connection with the offering, the shareholders approved an increase in authorized capital and a share split at a ratio of 5:1 effected in the form of a share dividend, both of which were effective on December 22, 1995. Also, on December 22, 1995, the Company's sponsors exercised warrants to acquire 3.3 million ordinary shares at an aggregate exercise price of $36.3 million ($11.00 per share), which was added to capital of the Company.

A second public offering, of 4.8 million shares of the Company held by original shareholders, was priced on July 18, 1996 and closed July 23, 1996. Proceeds to shareholders were $99.4 million ($20.92 per share, net of underwriters discount). In connection with that offering, one million shares were repurchased by a subsidiary of the Company for $20.9 million, net of underwriters discount, and are considered constructively retired.

The Company repaid $34 million of the borrowing of $142 million under its line of credit from the proceeds of sponsor warrant exercise on December 28, 1995 and the balance from liquidation of investments on February 22, 1996.

The Company maintains a three year, $150 million revolving credit facility with various commercial banks, for which the First National Bank of Chicago is acting as agent. Currently, no amounts are outstanding under the facility and the facility is available for general corporate purposes, subject to ongoing compliance with financial ratios and other requirements. Among other things, the Company is required to maintain a consolidated net worth, and cause Global Capital Re to maintain a net worth, of at least $250 million (as of June 30, 1996, such consolidated net worth of the Company was approximately

$435 million or approximately $398 million after repurchase of Company shares in the July 1996 offering and payment of the August 1996 dividend) and will cause Global Capital Re to maintain a ratio of premiums written to net worth, determined as of the end of each fiscal quarter for the four fiscal quarters ending on such date, of not more than 0.75 to 1.0 (as of June 30, 1996, such ratio was less than 0.27 to 1). As security for its obligations under the line of credit, the Company has pledged to the agent for the lenders all of the capital shares of Global Capital Re. The revolving credit facility terminates on August 17, 1998.

A dividend of  $15.9 million or $0.62 per share was paid on May 15, 1996

PART 11. OTHER INFORMATION
ITEM 2.  CHANGES IN SECURITIES

(a) The Company's Amended and Restated Memorandum of Association, the Company's Amended and Restated Articles of Association, the Amended and Restated Shareholders' Agreement dated as of December 18, 1995 and the Registration Rights Agreement dated as of December 18, 1995 all became effective on December 22, 1995. A description thereof containing substantially the same information as required by this item has been previously reported by the Company in its Registration Statement on Form S-1, File No. 33-97736, filed October 4, 1995, and all amendments thereto.

         As indicated in the Registration Statement specified above, the Company's Amended and Restated Articles of Association include certain restrictions on the transferability of the Company's ordinary shares and the exercise of voting rights associated with such shares. Among other things, pursuant to the Articles, the Company's directors (or their designee) must decline to register any transfer of ordinary shares if they have reason to believe that such transfer would result in a U.S. person (or any group of which a U.S. person is a member), other than Goldman, Sachs & Co. and their affiliates, beneficially owning, directly or indirectly, 10% or more of the ordinary shares, or in Goldman, Sachs & Co. and their affiliates beneficially owning, directly or indirectly, 25% or more of such shares. The directors (or their designee) also have absolute discretion to decline to register a transfer or ordinary shares if they have reason to believe that such transfer would have adverse tax or regulatory consequences for the Company or any of its shareholders or clients. Restrictions similar to those described above would also apply to the Company's ability to issue new shares or to repurchase outstanding shares. In addition, the Articles generally provide that any U.S. person (or any group of which a U.S. person is a member) holding, directly or by attribution, or otherwise beneficially owning ordinary shares carrying 10% or more of the total voting rights attached to all of the company's outstanding capital shares, will have the voting rights attached to its issued shares reduced so that it may not exercise more than approximately 9.9% of the total voting rights associated with all of the Company's outstanding capital shares. The Company is authorized to request information from any holder or prospective acquiror of shares as necessary to give effect to the transfer and voting restrictions referred to above, and may decline to register a transfer, or may disregard votes attached to any shares, if complete and accurate information is not received as requested. These provisions (including certain defined terms and exceptions) are described in greater detail in the Registration Statement referred to above, under the caption "Description of Capital Shares," and such description is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On October 30, 1995 an Extraordinary General Meeting of shareholders of the Company was held. At that meeting shareholders were asked to vote upon resolutions (1) to amend and restate the Memorandum and Articles of Association of the Company, (2) to amend and restate the then current shareholders agreement, (3) to approve a new registration rights agreement and (4) to condition the effectiveness of each of the resolutions on the closing of the initial public offering of the Company's ordinary shares. All resolutions were passed by the following vote of shareholders: For -- 2,745,229; Against -- 22,500; Abstentions -- None. These numbers do not reflect the 5:1 share split effective December 22, 1995. No other business was conducted at the Extraordinary General Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Index
         Attached:

               Exhibit 11        Computation of Earnings Per Share
               Exhibit 99        Description of Capital Shares

(b)      Reports on Form 8-K

         Report on Form 8-K dated June 26, 1996 reporting that on June 26, 1996, the Registrant files Amendment No. 1 (the "Amendment") to its Registration Statement on Form S-1 (Registration No. 333-04195) for the registration of a proposed maximum aggregate offering price of $115,000,000 of Ordinary Shares to be offered by certain shareholders of the Registrant.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GCR Holdings Limited


Date: August 5, 1996                   By:   /s/ Frederick W. Deichmann
                                             -----------------------------------
                                             Frederick W. Deichmann
                                             Chief Financial Officer
                                             and Secretary
                                             (as principal financial officer and
                                             duly authorized officer)

                                EXHIBIT INDEX
                                -------------

               Exhibit No.                  Description
               -----------                  -----------

               Exhibit 11        Computation of Earnings Per Share
               Exhibit 99        Description of Capital Shares
               Exhibit 27        Financial Data Schedule