Form 10-K
period 1996-09-30
GCR HOLDINGS LTD
filed 1996-11-29
CIK 913912

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996     COMMISSION FILE NO. 0-27220

                              GCR HOLDINGS LIMITED
             (Exact name of Registrant as specified in its charter)

         CAYMAN ISLANDS                          NOT APPLICABLE
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)          Identification
                                                 Number)

              SOFIA HOUSE, 48 CHURCH STREET, HAMILTON HM12 BERMUDA
                    (Address of principal executive offices)

                                 (441) 292-9415
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:         NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:        ORDINARY SHARES, PAR VALUE $0.10 PER SHARE (THE
                                                                    "ORDINARY SHARES")

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the Registrant's Common Shares held by nonaffiliates of the Registrant, as of November 21, 1996, was approximately $513,114,000, based on the last reported sale price of the Ordinary Shares on the Nasdaq National Market system on that date.

The number of Common Shares outstanding as of November 21, 1996 was 25,674,255.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders mailed to shareholders on or about November 25, 1996 (the "Annual Report") are incorporated by reference into Part II of this Form 10-K. With the exception of the portions of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed to be filed as part of this Form 10-K.

Portions of the Registrant's definitive proxy statement which was filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") relating to the Registrant's Annual Meeting of Shareholders to be held on December 19, 1996 (the "Proxy Statement") are incorporated by reference into
Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

                              GCR HOLDINGS LIMITED

                                TABLE OF CONTENTS

                                     PART I
                  Item 1            Business                                                      3
                  Item 2            Properties                                                   27
                  Item 3            Legal Proceedings                                            27
                  Item 4            Submission of Matters to a Vote of Security Holders          27

                                     PART II

                  Item 5            Market for Registrant's Securities and Related
                                    Shareholder Matters                                          32
                  Item 6            Selected Financial Data                                      37
                  Item 7            Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                          37
                  Item 8            Financial Statements and Supplementary Data                  38
                  Item 9            Changes in and Disagreements with Accountants on
                                    Accounting and Financial Disclosure                          38

                                    PART III

                  Item 10           Directors and Executive Officers of the Registrant           39
                  Item 11           Executive Compensation                                       39
                  Item 12           Security Ownership of Certain Beneficial Owners
                                    and Management                                               39
                  Item 13           Certain Relationships and Related Transactions               39

                                     PART IV

                  Item 14           Exhibits, Financial Statement Schedules and Reports          40
                                    on Form 8-K
                  Signatures                                                                     46

ITEM 1. BUSINESS

Unless the context otherwise requires, references herein to the "Company" mean GCR Holdings Limited, a Cayman Islands company, and references herein to "GCR" mean the Company together with its wholly-owned subsidiary Global Capital Reinsurance Limited, a Bermuda corporation ("Global Capital Re"). Certain terms used below are defined in the "Glossary of Selected Insurance Terms" appearing on pages 28-31 of this report. GCR's fiscal year begins on October 1. References to a specific fiscal year means the fiscal year ending on September 30 of the specified year. GCR began operations on October 1993 and, because of the start-up nature of its operations in the first year, comparisons between fiscal 1994 and later periods may not be meaningful.

GENERAL

The Company, through Global Capital Re, its Bermuda-domiciled subsidiary, provides property catastrophe and, to a limited extent, other short-tail property reinsurance on a worldwide basis. In fiscal year 1996, approximately 68% of this reinsurance covered property catastrophe risks, of which 92% was written on an excess-of-loss basis. Substantially all reinsurance written by Global Capital Re was written for primary insurers rather than reinsurers. Global Capital Re had 234 clients on September 30, 1996 including many of the leading insurance companies around the world. At that date, approximately 48.7% of Global Capital Re's clients were based in the United States and approximately 56% of its premiums written on policies in force related to U.S. risks. The balance of Global Capital Re's clients and covered risks were located in the largest international insurance markets, principally in Europe, Japan and Australia/New Zealand.

GCR was established in October 1993 through the sponsorship of Goldman, Sachs & Co., a leading international investment banking firm, and Johnson & Higgins, a leading global provider of insurance and reinsurance brokerage services. These firms, together with their affiliates, beneficially own approximately 3.8% and 3.7% respectively, of the Ordinary Shares. GCR was formed in response to a severe imbalance between the global supply of and demand for property catastrophe reinsurance that developed in 1993. This imbalance resulted from relatively high levels of worldwide property catastrophe losses in prior years, particularly 1992 when Hurricane Andrew occurred, causing some reinsurers to withdraw from the market or curtail their participation and leading to a very substantial increase in premium rates and retention levels throughout this market in 1993. Based on industry trade publications and information obtained from clients and brokers, management believes that, in response to these developments, over $4.0 billion of capital has entered the Bermuda-based property catastrophe reinsurance market since November 1992, making Bermuda a leading global source of this reinsurance.
GCR began operations in October of 1993.

GCR's principal operating objective is to underwrite property catastrophe risks in a manner that maximizes shareholders' return on equity. Accordingly, its underwriting strategy is based on two main principles. First, in selecting its reinsurance programs, GCR targets clients with reputations for quality underwriting and risks that its analysis indicates have superior risk/return profiles. Second, in managing its portfolio of reinsurance contracts, GCR seeks to limit its aggregate loss exposure in any one geographic zone to a specified level rather than measuring and managing risk primarily in relation to premium volume.

Although GCR remains focused principally on the property catastrophe reinsurance market, it continues to explore opportunities to build or acquire new lines of business throughout the world. Management's objective is to identify new lines that are compatible with GCR's property catastrophe lines, that do not increase the concentration of GCR's exposure to catastrophic events and that will contribute to shareholder value. To date, these efforts have focused on expanding GCR's portfolio of marine excess-of-loss reinsurance business, which represents a growing portion of GCR's premiums written. The Company has also expanded modestly in the satellite reinsurance business. There can be no assurance that new opportunities will be identified or as to the effect that any new lines might have on GCR.

The Company recently announced the formation of a Bermuda-based joint venture with Capital Re Corporation that will specialize in financial reinsurance, including financial guaranty, mortgage guaranty and finite risk reinsurance. The joint venture will be formed with up to $50 million of committed capital, including $10.0 million of cash and a $15.0 million letter of credit from the Company, and is expected to begin operations by year-end 1996. See "Item 13. Certain Relationships and Related Transactions".

THE REINSURANCE INDUSTRY

Historically, property catastrophe reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. Demand for reinsurance is influenced significantly by underwriting results of primary property insurers and prevailing general economic conditions. The supply of reinsurance is related directly to prevailing prices and levels of surplus capacity which, in turn, may fluctuate in response to changes in rates of return on equity being earned in the reinsurance industry. As a result, the property catastrophe reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. Increases in the frequency and severity of losses suffered by insurers can significantly effect these cycles. Conversely, the absence of severe or frequent catastrophe events could result in declining premium rates in the global market, such as appears to be occurring at present. GCR can be expected to experience the effects of such cyclicality.

Management believes that, as a result of favorable loss experience in recent periods, premium rates in the global reinsurance market have declined by an average of 10% to 15% in 1995 compared to 1994 and by an average of 10% to 15% in the first nine months of calendar year 1996 compared to the same period last year. If and while this favorable loss experience continues, management expects further downward pressure on rates during the remainder of 1996 and into 1997. These declines have adversely affected the level of premiums written by GCR. There can be no assurance that the terms and conditions of trade in this market will not deteriorate further in the future as a result of additional capital provided by recent or future market entrants, loss experience or other factors.

Reinsurance Products

GCR principally provides treaty reinsurance to insurers of commercial and personal property worldwide, typically under treaties having a duration of one year. As described below, GCR writes this reinsurance principally on an excess-of-loss basis, with attachment points designed to minimize claims from relatively high frequency, low severity events, although it also provides select clients with limited coverage on a proportional basis whereby it assumes a specified percentage of the primary insurers entire loss exposure to a covered risk. GCR's property catastrophe reinsurance contracts, which include some written on a proportional basis as well as those written on an excess-of-loss basis, accounted for 72% of GCR's premiums written during fiscal year 1995 and 67% of those written in fiscal year 1996. Coverage provided under these contracts is generally "all risk" in nature. The balance of these premiums written was derived from other property reinsurance, including other proportional property, single risk excess-of-loss and marine reinsurance. GCR's predominant exposure under these other coverages is to property damage from earthquakes, hurricanes, windstorms and hailstorms, although GCR is also exposed to losses from sources as diverse as freezes, riots, floods, industrial explosions, fires and other man-made or natural disasters. In accordance with market practice, GCR's property reinsurance contracts generally exclude certain risks such as terrorism, war, pollution, nuclear contamination and radiation.

Because GCR underwrites property catastrophe reinsurance and has large aggregate exposures to natural and man-made disasters, management expects that GCR's claim experience generally will involve infrequent events of great severity. The occurrence of claims under GCR's reinsurance portfolio, therefore, will be highly unpredictable and is likely to result in substantial volatility in GCR's financial results for any fiscal quarter or year. Because catastrophes are an inherent risk of GCR's business, a major event or series of events can be expected to occur from time to time and to have a material adverse effect on GCR's financial condition or results of operations or on its ability to write new business, pay dividends or meet its obligations to creditors (e.g., resulting in a default under the Company's credit agreement with its lenders). GCR expects that increases in the values and concentrations of insured property and the effects of inflation will continue to increase the severity of catastrophe losses in the future, and, furthermore, that its dividend policy could exacerbate the adverse effects of unfavorable loss experience by utilizing capital which might otherwise be available to it to sustain losses. GCR's operating results to date are not necessarily indicative of its future performance or the effectiveness of its underwriting strategy, particularly in light of GCR's limited operating history and the fact that its reinsurance portfolio was not fully established until recently.

GCR seeks to diversify its reinsurance portfolio to moderate the volatility described in the preceding paragraph. The principal means of diversification are by type of reinsurance and geographic coverage, by varying attachment points and imposing coverage limits per program.

TYPES OF REINSURANCE

The following table sets forth GCR's premiums written and number of programs written by type of reinsurance.

                                                               (dollars in thousands)
                                                               Year Ended September 30
                                           1996                         1995                       1994
                                   Premiums     Number of       Premiums    Number of      Premiums      Number of
  Type of Reinsurance               Written      Programs       Written      Programs       Written      Programs
  -------------------               -------      --------       -------      --------       -------      --------
Catastrophe excess-of-loss ......  $ 74,885           196      $ 91,037           207      $ 78,095           185
Proportional property
      reinsurance (1) ...........    27,612            30        28,055            28        13,130            18
Risk excess-of-loss .............     4,129            29         5,641            29         6,849            22
Marine reinsurance ..............     7,270            41         6,016            25           716             5
Retrocessional reinsurance ......     4,550            10         5,390            15         2,626             9
Other ...........................     1,356             8           745             8           649             6
                                   ========      ========      ========      ========      ========      ========
     Total ......................  $119,802           314      $136,884           312      $102,065           245
                                   ========      ========      ========      ========      ========      ========

(1) Includes $7.9 million and $6.1 million of premiums on proportional reinsurance involving catastrophe risks in the year ended September 30, 1995 and the year ended September 30, 1996 respectively.

Catastrophe Excess-of-Loss Reinsurance. Catastrophe excess-of-loss reinsurance provides coverage to a primary insurer when aggregate claims and claim expenses from a single occurrence of a peril covered under a portfolio of primary insurance contracts written by the insurer exceed the attachment point specified in the reinsurance contract with the insurer. Most of GCR's property catastrophe excess-of-loss contracts limit coverage to one occurrence in a contract year, although these contracts generally provide for coverage of a second occurrence after the payment of a reinstatement premium.

Proportional Property Reinsurance. GCR writes proportional property reinsurance treaties when it believes that premium rates are attractive. The substantial majority of these contracts provide coverage for property loss due to non-catastrophe events, such as fires. Under these contracts, GCR assumes a specified percentage of the risk exposure under a portfolio of primary property insurance contracts written by the ceding insurer and receives an equal percentage of the premium received by the ceding insurer. The ceding insurer receives a commission, based upon the premiums ceded to the reinsurers and may also be entitled to receive a profit commission based on the ratio of losses, loss adjustment expense and the reinsurer's expenses to premiums ceded. Because there are no attachment points, a proportional property reinsurer is dependent upon the ceding insurer's underwriting, pricing and claims administration to yield an underwriting profit. GCR generally obtains detailed underwriting information concerning the exposures underlying portfolios of primary insurance contracts. In addition, almost all of GCR's proportional property reinsurance contracts have aggregate risk exposure limits per event.

Risk Excess-of-Loss Reinsurance. GCR also writes risk excess-of-loss property reinsurance. This reinsurance responds to a loss of the reinsured in excess of its retention level on a single risk, rather than to aggregate losses for all covered risks, as does catastrophe reinsurance. A risk in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk. Risk excess contracts are generally all risk in nature, similar to property catastrophe reinsurance, but tend to cover risks that are substantially larger and thus more concentrated. Property risk excess-of-loss contracts have traditionally provided for unlimited reinstatement, sometimes with payment of an additional premium. Most of the risk excess-of-loss treaties in which GCR participates contain a relatively low loss-per-event limit on GCR's liability.

Marine Reinsurance. GCR also writes short-tail marine reinsurance for selected international insurers. Although they primarily involve property damage, certain marine risks may involve casualty coverage arising from the same event causing the property damage. Coverage is generally written in excess of a substantial attachment point, so events likely to cause a claim will occur infrequently but be relatively severe. Such events might include the destruction of a drilling platform or the loss of a sizable vessel and its contents. GCR is continuing to expand its marine reinsurance portfolio.

Retrocessional Reinsurance. Because a provider of retrocessional reinsurance has limited access to underwriting information about the risk exposures under the primary contracts, GCR's policy is not to write retrocessional coverage except in a limited number of special cases, and then only to a highly select number of clients who can demonstrate a focus on quality underwriting. Pursuant to those few retrocessional treaties, GCR provides property catastrophe coverage, on either an excess-of-loss or a proportional basis, to other reinsurers or retrocedents that in turn provide such coverage generally on an excess-of-loss basis. GCR provides retrocessional coverage in cases where premium rates are believed to be exceptionally attractive or the client relationship involves substantial new business opportunities.

Geographic Diversification

GCR seeks to diversify its exposure across key geographic zones around the world in order to obtain the optimum spread of risk. At present GCR writes a higher percentage of its business (based both on the source of premiums and risk exposure) within the United States, where catastrophe excess-of-loss rates are higher than in other markets. Management believes that these higher rates are due to stronger demand for reinsurance by ceding insurers and reinsurers due to a higher frequency and severity of catastrophic losses in recent years. Management believes that, compared to the U.S. market, the incidence of catastrophic risk events is lower in the European and other non-U.S. markets and, therefore, intends to increase the portion of its reinsurance portfolio related to non-U.S. markets. As part of this effort, in October 1994 the Company opened an office in Brussels, Belgium from which it conducts its marketing efforts in the European market and recently added an experienced European underwriter to its Bermuda-based staff. The portion of GCR's premiums written under contracts with non-U.S. insurers rose from approximately 36% in fiscal year 1994 to approximately 43% in fiscal year 1995 and 44% in fiscal year 1996.

The principal property catastrophe reinsurance markets outside the United States (i.e., those in developed countries with an existing insurance industry infrastructure) are attractive to GCR primarily because they allow GCR to diversify the geographic loss exposures in its book of business. The Company believes that this diversification is an important means of enhancing the long-term viability of GCR and, therefore, the security it can offer to its clients.

GCR believes, however, that existing relationships between clients and reinsurers tend to be, as a general matter, more established in these non-U.S. markets, particularly in Europe, making the development of new client relationships in these markets somewhat more difficult to achieve. In addition, particularly in Europe but also to a lesser extent elsewhere in these non-U.S. markets, catastrophe losses have not been as severe in recent years as they have been in the United States, resulting in lower premium rates for non-U.S. business. This rate disparity is reflected in the respective percentages of GCR's written premiums attributable to contracts with U.S. insurers (56%) and to those with non-U.S. insurers (44%) in fiscal year 1996, despite the fact that the respective numbers of such contracts are roughly equal.

The following table sets forth the amount and percentage of GCR's premiums written allocated to the territory of coverage exposure.

                                                   Year Ended September 30,
                                     1996                    1995                       1994
                                     ----                    ----                       ----
Geographic Area                                   (dollars in thousands)
     (1)
----------------------
United States ..........  $ 66,454         55.5%    $ 78,069         57.0%    $ 65,424         64.1%
Japan ..................     5,700          4.8       11,279          8.2        9,798          9.6
Europe (including
     the U.K.) .........    11,572          9.7        9,898          7.2        6,328          6.2
Australia and
     New Zealand .......     5,573          4.6        7,348          5.4        5,103          5.0
Caribbean ..............     3,074          2.5        5,129          3.8          919          0.9
Worldwide(2) ...........    21,113         17.6       20,133         14.7        8,573          8.4
Worldwide, excluding
     U.S. (3) ..........     4,643          3.9        2,433          1.8        2,245          2.2
Other ..................     1,673          1.4        2,595          1.9        3,675          3.6
                          ========        =====     ========        =====     ========        =====
       Total ...........  $119,802        100.0%    $136,884        100.0%    $102,065        100.0%
                          ========        =====     ========        =====     ========        =====

(1) Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.

(2) Includes contracts that cover risks located anywhere in the world, including the United States.

(3) Includes contracts that cover risks located anywhere in the world, excluding the United States

One of the most important ways that GCR seeks to manage its portfolio risk exposure is to limit contract coverage by specific geographic zones. Within the United States, GCR's zones of highest exposure to loss (though not necessarily the highest risk of loss) are in the southeast, mid-Atlantic and midwest regions. Outside the United States, GCR's zones of highest exposure to loss are in the northern regions of Europe (including the United Kingdom) and Sydney, Australia.

Program Limits

GCR's underwriting guidelines limit catastrophe excess-of-loss exposure under any single contract, or under all contracts with a single client, to $25 million for any one catastrophic event. As indicated in the table below, the Company currently has only six clients that have single event limits between $15 million and $25 million.

The following table sets forth the number and percentage of the Company's clients with catastrophe excess-of-loss programs in force at September 30, 1996 by single event liability limits.

   SINGLE EVENT LIABILITY LIMIT    NUMBER OF CLIENTS             % OF TOTAL
   $20-25 million                          2                     1.1%
   $15-20 million                          4                     2.2
   $10-15 million                         13                     7.0
   $ 5-10 million                         30                    16.0
   Less than $5 million                  137                    73.7
                                         ---                    ----
   Total                                 186                   100.0%
                                         ===                   ======

UNDERWRITING

General

GCR's principal operating objective is to underwrite property catastrophe risks in a manner that maximizes capital efficiency for shareholders. Accordingly, its underwriting strategy is based on two main principles, selecting programs with superior risk/return profiles and managing its aggregate loss exposure by means of geographic zone limits. These principles are described in more detail below.

GCR requires that each proposed reinsurance program submitted for its review include detailed information about the nature and locations of the various risks to be covered, the ceding insurer's loss history for the risks and the underwriting data reviewed, and the underwriting criteria applied, by the ceding insurer with respect to these risks. GCR first evaluates the loss exposure associated with the proposed program, in relation to its zonal limits, program limits and per-insured limit. If the program meets those requirements GCR then evaluates the program in terms of its risk/return profile to assess the adequacy of the proposed pricing. If the program meets GCR's selective pricing criteria, the program may then be accepted.

At both stages of the evaluation process, GCR uses the computer-based modeling techniques described under "Computer Modeling" below to assess potential loss exposure. In addition, the senior underwriter responsible for the U.S. market or the senior underwriter responsible for the non-U.S. market, as applicable, makes a detailed review of the data and pricing proposals submitted and, based on his own analysis and judgment and taking into account the computer-based evaluations and underwriting guidelines, makes a recommendation to accept or decline the proposal.

Generally, the proposed terms of coverage, including the premium rate and retention level for excess-of-loss contracts, are negotiated by one or more lead underwriters with the client and its broker. If not a lead, GCR, as is customary, generally does not attempt to vary the proposed terms and either accepts or declines to participate on the proposed terms. If GCR elects to participate, it will specify its percentage participation in each layer of coverage to be provided, and will execute a contract directly with the ceding insurer, generally for a term of one year. GCR's reinsurance contracts do not provide benefits to any third party other than the ceding insurer.

GCR's policy is that no reinsurance program may be accepted without the recommendation of the senior underwriter for the relevant market and the approval of both the chief actuary and the chief executive officer. In addition, if the relevant senior underwriter proposes to accept a program that exposes the

Company to a risk of loss in excess of $10 million or that does not meet GCR's underwriting guidelines, Global Capital Re's operating committee, composed of the senior underwriters for both the U.S. and non-U.S. markets, the chief actuary and the chief executive officer, must meet and approve the exception as a group. GCR's underwriting guidelines were established and initially reviewed by a committee designated by the Company's Board of Directors, which included the members of the Global Capital Re operating committee plus the Chairman of the Board of the Company. In December 1995 the Company's Board of Directors established an Executive Committee which has assumed responsibility for reviewing the underwriting guidelines from time to time.

Generally, about 50% of premiums written by GCR each year are for contracts which have effective dates in January, about 20% in April, about 15% in July and the remainder at other times throughout the year. Premiums are generally due in installments over the contract term, with each installment generally received within 60 days after the due date.

As part of the underwriting process, GCR typically assesses a variety of factors including the reputation of the proposed cedent and the likelihood of establishing a long-term relationship with the cedent; the geographic area in which the cedent does business and its market share; historical loss data for the cedent and, where available, for the industry as a whole in the relevant regions, in order to compare the cedent's historical catastrophe loss experience to industry averages; the cedent's pricing strategies; and the perceived financial strength of the cedent. GCR's underwriting personnel have substantial experience in the markets in which GCR currently operates.

GCR attempts to analyze underwriting information about the primary insurers and the nature and extent of their risk exposure where possible, but the data are not always available. Moreover, because GCR obtains such data from the primary insurer rather than the primary insured, management generally is unable to determine the scope of the data obtained or to verify its accuracy and in this regard must rely on the varying underwriting practices and reputations of the primary insurers.

TARGETING SUPERIOR RISK/RETURN PROFILES

GCR targets clients with a reputation for quality underwriting and reinsurance programs with superior risk/return profiles. In deciding which programs to underwrite, GCR assesses the adequacy of the proposed pricing terms in the light of the associated risk, relying on the computer modeling systems described below and on the analysis and judgment of its experienced underwriting team. As a result of its selective underwriting practices, in fiscal years 1995 and 1996, respectively, GCR offered capacity for only 15% and 12% of the new reinsurance programs submitted for its review (i.e., excluding renewals of existing programs).

Because GCR writes substantially all its reinsurance for primary insurers, rather than for reinsurers on a retrocessional basis, management believes that it is able to obtain more comprehensive and reliable underwriting data about the underlying risk and is better able to assess the quality of the primary insurer's underwriting decision to accept the risk than would otherwise be the case. Avoiding retrocessional business also enables GCR to determine the geographic location of the underlying risk more accurately, which enhances its ability to monitor compliance with its geographic limits on aggregate loss exposure. Moreover, because GCR writes reinsurance through independent brokers, management believes it is able to reduce the risk of adverse selection that may exist when a reinsurer deals through a broker affiliated with the client.

Managing Loss Exposure

Zone Limits. In managing its portfolio of reinsurance contracts, GCR seeks to limit its aggregate loss exposure in any particular geographic zone to a specified level rather than measuring and managing risk primarily in relation to premium volume. GCR has divided its markets into geographic zones and limits the coverage it is willing to provide for any risk located in a particular zone so as to maintain its aggregate loss exposure from all contracts covering risks believed to be located in that zone to a predetermined level. This means that GCR intends to pursue new business opportunities in markets where its per zone exposure is generally below the applicable limit, and not necessarily in markets where premium growth is fastest.

In determining the maximum aggregate loss exposure it is willing to accept for a particular U.S. zone, GCR uses the proprietary and other computer-based systems described below to estimate the aggregate losses that could occur under all its contracts covering risks believed to be located in that zone as a result of a range of potential catastrophic events. By evaluating the effects of various potential events ranging from those of relatively high frequency and low severity to those of relatively low frequency and high severity, management determines whether the aggregate loss exposure in the zone is acceptable. If a proposed reinsurance program would cause that level to be exceeded, the program would be declined (unless an exception to the underwriting guidelines is approved by Global Capital Re's operating committee). As GCR approaches its limit in any zone, it will narrow its focus, targeting the highest quality business with the highest risk/return profiles in the zone, as determined by its computer models. GCR also seeks to evaluate the geographic distribution of risks within a particular zone, in order to evaluate the adequacy of a given premium based on the variance in risks within a given zone and to evaluate the comparative level of risks to which GCR is exposed among all zones. In order to apply the zone limits, management has divided the United States into eight geographic zones and its European, Japanese and other markets into a total of 25 zones. These zones tend to vary in size with the level of population density and commercial development in a particular area. The zones with the greatest exposure to loss (though not necessarily the greatest risk of loss) are, in the United States, the southeast, mid-Atlantic and Mid-West 1 regions and, elsewhere, in northern Europe and Sydney, Australia. The parameters of these geographic zones are subject to periodic review and change.

GCR designates as zones geographic areas which it believes, based on historic catastrophe loss experience reflecting actual catastrophic events and property development patterns, are most likely to absorb a large percentage of losses from one catastrophe event. These zones are determined using computer modeling techniques and underwriting assessments. GCR recognizes that certain events may affect more than one zone. Management monitors the potential impact of an event on more than one zone on a periodic basis in order to evaluate whether potential loss is within acceptable limits.

The zones in the United States with the greatest exposure to loss (though not necessarily the greatest risk of loss) currently are the southeast zone (Florida to North Carolina to Louisiana), the mid-Atlantic zone (Virginia to New Jersey to Pennsylvania) and the Mid-West I zone (Arkansas to Michigan to Minnesota). GCR's aggregate liability limit under its property catastrophe contracts in each of these zones represented approximately 14.0%, 13.9% and 14.2%, respectively, of GCR's aggregate liability limit with respect to all its property catastrophe contracts in force in the United States at September 30, 1996. The southeast and mid-Atlantic zones cover areas that historically have experienced the most severe catastrophic losses in the United States, primarily from hurricanes and other storms. Thus, these percentages, which reflect policy contract limits, are not necessarily indicative of the frequency or severity of losses that may be incurred by GCR in these zones or of GCR's loss experience in these zones relative to other zones. For example, earthquake loss in the west coast zone can be severe.

The effectiveness of geographic zone limits in managing risk exposure depends on the degree to which an actual event is confined to the zone in question, on the ability of management to determine the actual location of the risks believed to be covered under a particular reinsurance program and on the degree to which the historical or simulated event experience coincides with actual experience during the contract term. For example, as noted above, a catastrophic event could affect multiple geographic zones, resulting in aggregate losses higher than the limit intended for any single zone. Similarly, because underwriting data about the covered risks may not be accurate, a contract may cover risks that management does not know are located in certain zones, thereby increasing the risk exposure in those zones beyond anticipated levels.

Other Exposure Limits. GCR also seeks to manage its portfolio loss exposure by imposing loss-per-event limits on almost all its reinsurance contracts. For property catastrophe contracts, these limits fall within a range that does not exceed $25 million per event, and substantially lower limits generally apply to proportional, risk excess-of-loss and marine contracts. In addition, GCR writes most of its contracts (including property catastrophe, risk and marine contracts) on an excess-of-loss basis so as to impose an attachment point that is high enough to produce a low frequency of claims. GCR also attempts to distribute its exposure across a range of attachment points. Attachment points vary and are based upon an assessment of the ceding insurers' market share of property perils in any given geographic zone to which the contract relates, as well as the capital needs of the ceding insurer.

With regard to contracts written on a proportional basis, GCR seeks to manage its loss exposure by limiting these contracts to situations involving quality underwriting, attractive pricing and acceptable program limits. GCR's emphasis on writing excess-of-loss contracts helps it to control its underwriting results by increasing its flexibility to determine premiums for reinsurance at specific retention levels independent of the premiums charged by primary insurers and based upon GCR's own underwriting assumptions. In addition, because primary insurers typically retain a larger risk exposure under excess-of-loss contracts, they have a greater incentive to underwrite risks and adjust losses in a prudent manner.

GCR currently does not, to any significant extent, seek to limit its loss exposure by reinsuring portions of its contracts with independent reinsurers. Management believes that in most cases current program rates for retrocessional coverage are too high and available coverage limits are too low to render such coverage feasible.

Computer Modeling

GCR uses computer-based modeling systems to estimate loss exposure under its reinsurance programs in order to evaluate the adequacy of pricing terms and their effect on GCR's projected rate of return on capital and to monitor compliance with its geographic zone limits. For U.S. risks, GCR uses NEMESIS, a proprietary system developed by management, CATMAP, a commercially available system developed and licensed by Applied Insurance Research, Inc. (AIR), a Boston-based consulting firm, and for certain risks, IRAS, a commercially available system developed and licensed by Risk Management Solutions, Inc.
(RMS). These systems generate estimates of losses that could occur under one or more reinsurance programs as a result of a potential catastrophic event. The characteristics of these potential events are based, in the case of NEMESIS, on specific historical events, in the case of CATMAP, on simulated experience, and in the case of IRAS, on a probabilistic analysis. By analyzing the effects of a range of potential events, varying by frequency and severity, management is able to test the potential effects of different coverage terms on loss exposure and determine the appropriate level of GCR's participation accordingly. Management believes that many of its Bermuda-based competitors also use computer modeling systems (including CATMAP and IRAS) to estimate loss exposure.

For non-U.S. risks, GCR uses similar though less developed techniques. Because of the relatively lower historical severity of catastrophic events in GCR's markets outside the United States and the relatively less developed information base relating to the impact of these events, loss information for these markets is more limited. GCR currently is testing EUROCAT, a new system similar to CATMAP that has been developed by AIR for use in European markets.

Management believes that NEMESIS provides Global Capital Re's underwriters with an important alternative method of evaluating potential loss exposure. NEMESIS estimates the losses that could result under a particular reinsurance program if a specific historical catastrophe were to reoccur in the zone covered by the program. These estimates are based on the relation between premium rates in effect in the zone when the event originally occurred and the level of losses actually caused in the zone by the event, and the relationship between such historical rates and the rates applicable to the program. In effect, this methodology uses changes in premium rates over time as an indicator of changes in property values of covered risks in a particular zone, in order to analyze the effect that such changes could have on historical loss levels for the zone.

CATMAP uses computer simulation to generate estimates of the frequency and severity of potential catastrophic events, based on historical experience over a period of many years utilizing statistical probabilities. IRAS is capable of both deterministic (single historical or user-defined events) or probabilistic analysis (probability versus loss for any time period, based on a comprehensive set of potential events). These systems produce estimates of losses that might occur under a reinsurance program if actual experience during the contract period coincided with the computer simulated experience.

From time to time, GCR may consider using additional computer modeling programs in an effort to supplement its analytic underwriting techniques. In the past year management consulted with RMS to assess the rate adequacy of catastrophe treaties in Japan and Australia/New Zealand.

In essence, these modeling systems enable management to estimate losses that could occur under one or more proposed contracts if historical or simulated catastrophic events were to occur during the contract term. However, because actual catastrophic event activity during a particular contract period may bear little or no relation to historical experience during a different period or to statistical probabilities, these computer-generated estimates provide no assurance as to the adequacy of written premiums to cover future claims. Consequently, while these systems play an important role in GCR's underwriting process, GCR also relies to a great extent on the experience and skill of its senior management in making underwriting decisions.

Uncertainty of Underwriting Process

As the foregoing suggests, GCR endeavors to manage its loss exposure to catastrophic events by establishing underwriting guidelines designed to limit such exposure by defined geographic zones, by ceding insurer and by event per policy. However, underwriting is by nature a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond GCR's control and for which historical experience and probability analyses may not provide sufficient guidance. In addition, there can be no assurance that various provisions of GCR's policy forms, such as limitations on or exclusions from coverage, will be enforceable in the manner intended by GCR. Consequently, catastrophic events may result in claims substantially in excess of management's expectations.

MARKETING

GCR markets its reinsurance products worldwide through non-exclusive relationships with more than 50 of the leading reinsurance brokers active in the U.S. and non-U.S. markets for property catastrophe reinsurance. Based on premiums written under contracts in force on September 30, 1996, the five brokers from which GCR derives the largest portions of its business are Guy Carpenter (27%), Willcox (10%), Aon Re (8%), Holborn (8%) and Sedgwick (6%). Willcox is an affiliate of Johnson & Higgins, a shareholder and founding sponsor of the Company. GCR does not market reinsurance directly to insurers; its products are marketed exclusively through brokers. Of the total premiums attributable to the five largest producing brokers referred to above, less than one percent are attributable to brokers affiliated with the reinsurers seeking coverage.

GCR focuses its marketing efforts on quality underwriting companies throughout the world. Management believes its existing portfolio of business is a valuable asset given the industry practice of generally offering renewals of reinsurance programs to existing participants and, therefore, GCR attempts to continually strengthen relationships with its existing brokers and clients. GCR also targets prospects which its analysis indicates will enhance the risk/return composition of its portfolio, are capable of supplying detailed and accurate underwriting data and will diversify GCR's book of business. During fiscal years 1994, 1995 and 1996, no single ceding insurer accounted for more than 6% of GCR's premiums written.

Management believes that primary insurers' and brokers' willingness to use a particular reinsurer is based not solely on pricing terms, but on perceptions of the quality of a reinsurer's service, willingness to design customized programs, long-term stability and commitment to provide reinsurance capacity. Management believes that stability and commitment are perhaps the most important marketing factors with respect to the type of clients GCR targets, namely, well capitalized, established, quality underwriting companies. For these companies, management believes GCR's underwriting strategy of managing its portfolio by geographic zone loss exposure is highly attractive because it enhances client security and enables GCR to develop long-term, mutually beneficial relationships with a preferred clientele.

Given the industry practice of offering renewal opportunities to existing reinsurers (i.e., the tendency of client companies to prefer a long-term relationship with well capitalized reinsurers to achieve security and continuity of coverage in and subsequent to periods of significant loss experience), new business opportunities are relatively limited, making strong client relationships particularly important. For the same reason, GCR believes that its existing reinsurance portfolio is a valuable asset and a competitive advantage in retaining existing business as it comes up for renewal. This industry practice was a significant factor in GCR's ability to retain, in fiscal years 1995 and 1996, 99% and 98% respectively, of the programs written in the prior fiscal year on which it offered capacity. Approximately 66% and 82% of the programs underwritten by GCR during these periods, respectively, were renewals of programs underwritten in the prior fiscal year. During these years, GCR underwrote 105 and 55 programs, respectively, for new clients.

GCR's brokers perform data collection, contract preparation and other administrative tasks, enabling GCR to market its reinsurance products cost effectively by maintaining a smaller staff. GCR believes that by maintaining close relationships with brokers it is able to obtain access to a broad range of potential reinsureds. Global Capital Re meets frequently in Bermuda with brokers and senior representatives of clients and prospective clients. These meetings provide Global Capital Re with the opportunity to distinguish its capabilities from those of the market in general. Additionally, the meetings provide Global Capital Re with an opportunity to discuss in detail the interests and needs of its clients. All contract submissions are approved in Global Capital Re's executive offices in Bermuda, and GCR does not believe that conducting its operations in Bermuda has adversely affected its marketing activities in light of the client base it has attracted and retained.

By relying exclusively on reinsurance brokers to market its products, GCR is able to avoid the expense and regulatory complications of worldwide offices and marketing thereby virtually eliminating any fixed costs associated with marketing activities. GCR maintains only one branch office, in Brussels, Belgium, which it opened in October 1994 and from which it conducts its European marketing efforts.

In accordance with industry practice, GCR pays amounts owing in respect of claims under its policies to reinsurance brokers, for payment to the ceding insurers. In the event that a broker failed to make such payment, GCR would remain liable to the client for the deficiency. Conversely, when premiums for such policies are paid to reinsurance brokers for payment over to GCR, such premiums will be deemed to have been paid and the ceding insurer will no longer be liable to GCR for those amounts whether or not actually received by GCR. Consequently, GCR assumes a degree of credit risk associated with brokers around the world.

RESERVES

Under U.S. generally accepted accounting principles ("GAAP"), GCR is not permitted to establish loss reserves with respect to its property catastrophe business until the occurrence of an event which may give rise to a loss. Once such an event occurs, GCR establishes reserves based upon estimates of total losses incurred by the primary insurers as a result of the event and GCR's estimate of the portion of such loss it has reinsured. Such reserves will be adjusted as GCR receives notices of claims and proofs of loss from reinsureds and as estimates of severity of damages and GCR's share of the total loss are revised. Claims arising from future catastrophic events may require the establishment of substantial reserves from time to time.

GCR also establishes reserves for losses incurred as a result of a known event which has not yet been reported to GCR. These "IBNR" reserves are established for both catastrophe and other losses, although non-catastrophe losses, having a relatively higher incidence rate, generally account for most of the reserves at any given time. To estimate the portion of loss and loss expenses relating to these claims for the year, GCR classifies the business written into segments that could reasonably be expected to have similar loss characteristics. Reporting patterns and initial expected loss ratios are developed based upon available industry data, actual experience, knowledge of the business written by GCR and general market trends in the reinsurance industry. GCR employs its own actuary, who develops the reserves for losses, including losses incurred but not reported.

Generally, reserves are established without regard to whether the loss may subsequently be contested by GCR. GCR's policy is to establish reserves for reported losses based upon reports received from ceding companies, supplemented by GCR's reserve estimates.

Loss reserves represent GCR's estimates, at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may exceed or be less than such estimates. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other variable factors such as inflation and currency exchange rates. During the claim settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward, and any such adjustment would affect GCR's results of operations in the period when the adjustment is determined. (For example, GCR's incurred losses and loss expense relating to the Northridge, California earthquake in January 1994 was $17.6 million at September 30, 1994 and thereafter increased to $23.3 million as of September 30,1996.) Even after such adjustments, ultimate liability may exceed or be less than the revised estimates. Moreover, reserve estimates by relatively new property catastrophe reinsurers, such as GCR, may be inherently less reliable than the reserve estimates of a reinsurer with a stable volume of business and an established claim history. In contrast to casualty losses, which frequently can be determined only through lengthy, unpredictable litigation, non-casualty property losses tend to be reported promptly and usually are settled within a shorter period of time. Unlike those of U.S. insurers, GCR's loss reserves are not regularly examined by insurance regulators. The establishment of new reserves, or the adjustment of reserves for previously reported claims, could have a material adverse effect on GCR's financial condition and results of operations in any particular period and could reduce the amount of earnings (if any) available for dividends.

INVESTMENTS

GCR's strategy is to maximize its underwriting profitability and fully deploy its capital through its underwriting activities; consequently, GCR has established an investment policy which management considers to be conservative. GCR's investment guidelines stress preservation of capital, diversification of risk and market liquidity, although investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. The primary objective of the portfolio, as set forth in GCR's guidelines, is to maximize investment returns consistent with these policies. At present, GCR's investment portfolio consists exclusively of fixed-income securities, predominantly of U.S. government and corporate issuers, and having a target duration of one year and a maximum maturity of three years. GCR's current investment guidelines are subject to change at the discretion of the Board of Directors of the Company from time to time.

The following table summarizes the fair value of the investments and cash and cash equivalents of GCR as of September 30, 1996 and 1995.


                                                                            SEPTEMBER 30,
       TYPE OF INVESTMENT                                              1996                1995
                                                                        (dollars in thousands)
     Fixed Maturities Available For Sale
         U.S. government and government agency bonds               $ 298,865       $ 206,115
         U.S. corporate debt securities                               53,089         223,432
         U.S. asset-backed securities                                 27,072          55,775
         Commercial paper                                             59,178               -
                                                                   ---------       ---------
         Subtotal                                                    438,204         485,322
     Cash and cash equivalents                                        14,070          41,490
                                                                   ---------       ---------
     Total investments and cash and cash equivalents               $ 452,274       $ 526,812
                                                                   =========       =========

The following table summarizes the fair value by maturities of GCR's investment portfolio as of September 30, 1996 and 1995. For this purpose, maturities reflect contractual rights to put or call the securities; actual maturities may be longer.

                                                                         SEPTEMBER 30,
                                                                   1996                   1995
                                                                      (dollars in thousands)
     Due in less than one year                                $ 128,857               $ 229,739
     Due in one year through three years                        309,347                 255,583
     Due after more than three years                                  -                       -
                                                              ---------               ---------
                                                              $ 438,204               $ 485,322
                                                              =========               =========

Quality and duration of Portfolio

Currently, GCR maintains a target duration of one year and a maximum maturity of three years, reflecting management's belief that it is important to maintain a liquid, short duration portfolio to assure GCR's ability to pay claims on a timely basis. GCR expects to re-evaluate the target duration in the light of estimates of the duration of its liabilities and market conditions, including the level of interest rates, from time to time.

Quality of Debt Securities in Portfolio

GCR's investment guidelines stipulate that the minimum credit rating for securities purchased for the investment portfolio is BBB and that at least 80% of the portfolio, including cash and cash equivalents, be rated A- or higher. Ratings used for this purpose are those of S&P. At September 30, 1996, all of the issues in GCR's investment portfolio had been rated by S&P.

The following table summarizes the composition of the fair value of the fixed maturity portfolio by rating, as assigned by S&P, as of September 30, 1996 and 1995.

                                                                       SEPTEMBER 30,
                                                                   1996               1995
     Cash and cash equivalents                                        1.2%             8.0%
     U.S. government and government agency bonds                     67.4             39.1
     AAA                                                              6.1             10.5
     A                                                               22.1             26.3
     BBB                                                              3.2             16.1
                                                                   ------          -------
                                                                    100.0%           100.0%
                                                                    =====            =====

Equity Securities/Real Estate

GCR's portfolio does not contain any direct investments in real estate, mortgage loans or equity securities.

Foreign Currency and Interest Rate Exposures

GCR's functional currency is the U.S. dollar. However, the premiums receivable and losses payable in respect of a substantial portion of GCR's business are denominated in currencies other than U.S. dollars. Consequently, GCR may, from time to time, experience significant exchange gains and losses that could affect its financial position and results of operations. The Company currently does not -- and as a practical matter cannot -- hedge its foreign currency exposure with respect to potential claims until a loss payable in a foreign currency occurs (after which it may, although to date has not done so, purchase a currency hedge in some cases). Such exposure could be substantial. GCR also has not hedged its foreign currency exposure with respect to any premiums receivable, which generally are collected over the relevant contract term. All of GCR's fixed maturities are currently invested in securities denominated in U.S. dollars.

The value of the fixed income securities in GCR's investment portfolio is subject to fluctuation depending on changes in prevailing interest rates. GCR generally does not hedge its investment portfolio against interest rate risk. Accordingly, increases in interest rates may result in losses, both realized and unrealized, on GCR's investments.

Investment Advisers

In 1993, GCR entered into an investment advisory agreement (the "Investment Advisory Agreement") with Goldman Sachs Asset Management International ("GSAMI"), an affiliate of Goldman, Sachs & Co. GSAMI manages GCR's entire investment portfolio, subject to GCR's investment guidelines. Under the terms of the Investment Advisory Agreement, which is automatically renewed each year subject to year-end termination by either party on 30 days' notice, GCR pays GSAMI a fee based on the value of Global Capital Re's investment portfolio, and such fee totaled $674,000 for fiscal year 1996, $559,000 for fiscal year 1995 and $497,000 for fiscal year 1994. The performance of, and the fees paid to, GSAMI under the Investment Advisory Agreement are reviewed periodically by the Board of Directors of the Company.

Investment Custodian

Mellon Bank, N.A., London Branch, provides custodial services to the Company pursuant to a Custodian Agreement on terms and conditions believed to be customary for an arm's length transaction. In its capacity as investment custodian, Mellon Bank, N.A., London Branch holds all the investments and substantially all of the cash of GCR. The Custodian Agreement provides for a renewable one year term, a maximum annual fee of 0.01% of the value of the portfolio that is held in U.S. dollar assets, and may be terminated by either party upon 30 days' notice.

COMPETITION

The property catastrophe reinsurance industry is highly competitive. GCR competes, and will continue to compete, with insurers and property catastrophe reinsurers worldwide, some of which have greater financial, marketing and management resources than GCR. In particular, GCR competes with the Bermuda-based property catastrophe reinsurers, including Mid Ocean Reinsurance Company, Renaissance Reinsurance Company and Partner Re. In addition, there may be established companies or new companies of which GCR is not aware that may be planning to enter the property catastrophe reinsurance market or existing reinsurers that may be planning to raise additional capital. In addition, Lloyd's determined in 1993 to allow its syndicates to accept capital from corporate investors.

Competition in the types of reinsurance business that GCR underwrites is based on many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, perceived financial strength and experience and reputation of the reinsurer in the line of reinsurance to be written. Many of the reinsurers who have entered the Bermuda and London-based reinsurance markets have or could have more capital than GCR. The full effect of this additional capital on the reinsurance market may not be known for some time. No assurance can be given as to what impact this additional capital will ultimately have on terms or conditions for the reinsurance contracts of the types written by the Company.

GCR received an initial rating as to its claims-paying ability of A- ("Excellent") from A.M. Best in April 1996; prior to that time, GCR was not rated by any rating agency due to its limited operating history. The rating received by GCR represents the fourth highest in the rating scale used by A.M. Best. While management believes that its new rating will not be a major competitive advantage or disadvantage, some of GCR's principal competitors have higher ratings than GCR. Insurance ratings are used by insurers and reinsurance brokers as an important means of assessing the financial strength and quality of reinsurers. In addition, a ceding company's own rating may be adversely affected by the rating of its reinsurers; therefore, a ceding company could elect to reinsure with a competitor of GCR that has a higher insurance rating. The loss or lowering of a rating in the future also could adversely affect GCR's competitive position.

Global Capital Re is not licensed or admitted as an insurer in any jurisdiction in the United States and, as a consequence, must generally post letters of credit or other security to cover outstanding claims of, or unearned premiums with respect to, ceding insurers in the United States to enable such insurers to obtain favorable regulatory capital treatment of their reinsurance.

EMPLOYEES

As of September 30, 1996, GCR employed 16 people. GCR believes that its employee relations are good. None of GCR's employees are subject to collective bargaining agreements, and GCR knows of no current efforts to implement such agreements at GCR.

Many of GCR's employees, including most of its senior management, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next several years. GCR has no reason to believe that these permits would not be extended upon request at their respective expirations.

REGULATION

Bermuda

Global Capital Re is a registered Bermuda insurance company and is subject to regulation and supervision in Bermuda. The applicable Bermudian statutes and regulations generally are designed to protect insureds and ceding insurance companies rather than shareholders. Among other things, such statutes and regulations require Global Capital Re to maintain minimum levels of capital and surplus, impose restrictions on the amount and type of investments it may hold, prescribe solvency standards that it must meet, limit transfers of ownership of its capital shares and provide for the performance of certain periodic examinations of Global Capital Re and its financial condition. These regulations may, in effect, restrict the ability of Global Capital Re to write new business or distribute funds to the Company, which, as a holding company, will depend on such distributions as its principal source of funds to repay indebtedness or pay dividends on the Ordinary Shares. These regulations also may impede the Company's ability to effect a business combination involving a substantial change in the ownership of control of Global Capital Re or the Company. Although it conducts its operations from Bermuda, Global Capital Re is not authorized to underwrite local risks in Bermuda.

The Insurance Act 1978. The Insurance Act 1978, and related regulations (the "Insurance Act"), which regulate the business of Global Capital Re, provide that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act. The Bermuda Minister of Finance (the "Minister"), in deciding whether to grant registration, has broad discretion to act as he thinks fit in the public interest. The Minister is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with the applicant's registration, the Minister may impose conditions relating to the writing of certain types of insurance.

An Insurance Advisory Committee appointed by the Minister advises him on matters connected with the discharge of his functions and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister powers to supervise, investigate and intervene in the affairs of insurance companies. Significant aspects of the Bermuda insurance regulatory framework are set forth below.

Cancellation of lnsurer's Registration. An insurer's registration may be canceled by the Minister on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or, if in the opinion of the Minister after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, which are required to be filed annually with the Registrar of Companies in Bermuda (the "Registrar"), who is the chief administrative officer under the Insurance Act. The auditor must be approved by the Minister as the independent auditor of the insurer. The approved auditor may be the same person or firm which audits the insurer's financial statements and reports for presentation to its shareholders.

Loss Reserve Specialist. Global Capital Re, as a Registered Class 4 insurer, is required to submit an annual loss reserve opinion when filing the Annual Statutory Financial Return. This opinion must be issued by a Loss Reserve Specialist, who, in GCR's case, is a member of the senior underwriting team. The Loss Reserve Specialist, who will normally be a qualified casualty actuary, must be approved by the Minister.

Statutory Financial Statements. An insurer must prepare annual Statutory Financial Statements. The Insurance Act prescribes rules for the preparation and substance of such Statutory Financial Statements (which include, in statutory form, a balance sheet, income statement, and a statement of capital and surplus, and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The Statutory Financial Statements are not prepared in accordance with U.S. generally accepted accounting principles and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act 1981 of Bermuda. Such financial statements may be prepared in accordance with U.S. generally accepted accounting principles. See note 13 to the consolidated financial statements for information with respect to GCR's statutory financial statements. The insurer is required to submit the Annual Statutory Financial Statements as part of the Annual Statutory Financial Return.

Minimum Solvency Margin. The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin which varies with the type of business of the insurer and the insurer's premiums written and loss reserve level.

Minimum Liquidity Ratio. The Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the Minister, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

Annual Statutory Financial Return. An insurer is required to file with the Registrar a Statutory Financial Return no later than four months after the insurer's financial year end (unless specifically extended). The Statutory Financial Return includes, among other matters, a report of the approved independent auditor on the Statutory Financial Statements of the insurer; a declaration of the statutory ratios; a solvency certificate; the Statutory Financial Statements themselves; the opinion of the approved Loss Reserve Specialist and certain details concerning ceded reinsurance. The solvency certificate and the declaration of the statutory ratios must be signed by the principal representative and at least two directors of the insurer who are required to state whether the Minimum Solvency Margin and, in the case of the solvency certificate, the Minimum Liquidity Ratio, have been met and the independent approved auditor is required to state whether in its opinion it was reasonable for them to so state and whether the declaration of the statutory ratios complies with the requirements of the Insurance Act. The Statutory Financial Return must include the opinion of the Loss Reserve Specialist in respect of the loss and loss expense provisions of Global Capital Re. Where an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial Return.

Limitations on Dividends. Global Capital Re may not declare a dividend (or make a distribution of contributed surplus) if there are reasonable grounds for believing that after payment it would be unable to pay its liabilities as they become due, or that the realizable value of Global Capital Re's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. In addition, under the Insurance Act, Global Capital Re may not declare a dividend (or make a distribution of contributed surplus) in circumstances which would cause it to cease to comply with its required solvency margin and liquidity ratio, nor declare dividends in any financial year which would exceed 25% of its total statutory capital and surplus as shown on its statutory balance sheet in relation to the previous financial year, unless at least seven days before payment of these dividends, it files with the Bermuda Registrar of Companies an affidavit which states that the declaration of those dividends has not caused Global Capital Re to fail to meet its required margins.

Supervision, Investigation and Intervention. The Minister may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Minister believes that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to him, the Minister may direct an insurer to produce documents or information relating to matters connected with the insurer's business.

If it appears to the Minister that there is a risk of the insurer becoming insolvent, the Minister may direct the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer's liabilities; not to make certain investments; to realize certain investments; to maintain in Bermuda, or transfer to the custody of a Bermuda bank, certain assets; and to limit its premium income.

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of Global Capital Re is at Global Capital Re's offices at Hamilton, Bermuda and the Company's Chief Financial Officer is the principal representative of Global Capital Re. Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the Minister is given of the intention to do so. It is the duty of the principal representative, within 30 days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that an "event" has occurred to make a report in writing to the Minister setting out all the particulars of the case that are available to him. Examples of such an "event" include failure by the reinsurer to comply substantially with a condition imposed upon the reinsurer by the Minister relating to a solvency margin or a liquidity or other ratio.

Although Global Capital Re is incorporated in Bermuda, it is classified as non-resident of Bermuda for exchange control purposes by the Bermuda Monetary Authority. Pursuant to its nonresident status, Global Capital Re may hold any currency other than Bermuda dollars and convert that currency into any other currency (other than Bermuda dollars) without restriction.

The Companies Act 1981. The Company has obtained a permit pursuant to Part XI of the Companies Act 1981 (the "Companies Act") enabling it to engage in business in or from within Bermuda. As a consequence, sections of the Companies Act dealing with prospectuses and public offers, registration of charges, overseas companies and liquidations (with the exception of sections dealing exclusively with member's voluntary liquidations) apply to the Company.

Exchange Control. The Company and Global Capital Re have each been designated as non-resident of Bermuda for exchange control purposes by the Bermuda Monetary Authority, Controller of Foreign Exchange. The transfer of shares in the Company between persons regarded as non-resident of Bermuda for exchange control purposes may be effected without further consent under the Exchange Control Act of 1972 and regulations thereunder for so long as the shares are listed on an "appointed stock exchange" within the meaning of section 2(9) of the Companies Act. Issues and transfers of shares to any person regarded as resident of Bermuda for exchange control purposes require specific approval under the Exchange Control Act of 1972. In granting such permission, the Bermuda Monetary Authority and the Registrar of Companies in Bermuda will accept no responsibility for the financial soundness of the Company or the transactions described herein or for the correctness of any of the statements made or opinions expressed in this document.

United States and Other

Global Capital Re is not admitted to do business in any jurisdiction except Bermuda. Although GCR conducts its operations from Bermuda, it is not permitted to underwrite local risks. The insurance laws of each state of the United States and of many countries regulate the sale of insurance and reinsurance within their jurisdictions by alien insurers and reinsurers such as Global Capital Re, which are not admitted to do business within such jurisdictions. With some exceptions, such sale of insurance or reinsurance within a jurisdiction where the insurer is not admitted to do business is prohibited. Global Capital Re does not intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require that Global Capital Re be so admitted.

Although neither the Company nor Global Capital Re is admitted to do business in any jurisdiction in the United States, a substantial portion of GCR's premiums come from, and is expected to continue to come from, ceding insurers in the United States. Because GCR does not maintain an office, and its personnel do not solicit, advertise, settle claims or conduct other insurance activities, in the United States, GCR does not believe it is in violation of insurance laws of any jurisdiction in the United States. There can be no assurance, however, that inquiries or challenges to GCR's insurance activities will not be raised in the future. Because Bermudian insurance regulation applicable to GCR is less restrictive in some respects than that of U.S. jurisdictions, there is no assurance that, in the event GCR were found to be subject to U.S. insurance regulation, it would be able to comply with such regulation at an acceptable cost.

In addition to the regulatory requirements imposed by the jurisdiction in which they are licensed, reinsurers' business operations are affected by regulatory requirements in various states of the United States governing "credit for reinsurance" which are imposed on their ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the reinsurer files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the unearned premiums and loss reserves and loss expense reserves ceded to the reinsurers. Global Capital Re is not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be off set to the extent that the reinsurer provides a letter of credit or other acceptable security arrangement. For this reason, Global Capital Re's reinsurance contracts with U.S. insurers generally require it to post a letter of credit or provide other security to cover outstanding claims and/or unearned premiums. In order to post these letters of credit, Global Capital Re is generally required to provide the issuing banks with collateral equal to or greater than the amount of claims and/or unearned premiums posted. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited.

Recently, the insurance and reinsurance regulatory framework has been subject to increased scrutiny in many jurisdictions including the United States, various states within the United States, the United Kingdom and elsewhere. This has led to a number of new, proposed or potential legislative or industry changes that may affect the worldwide demand for property catastrophe reinsurance. For example, California is currently proposing the formation of the California Earthquake Authority to provide limited earthquake insurance for California residents; similarly, it has proposed that part of the reinsurance protection may be placed outside of the traditional market. Management is unable to predict the extent to which the foregoing new, proposed or potential initiatives may affect the demand for GCR's products or the risks which may be available for GCR to consider underwriting.

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The discussion below is only a general summary of certain United States federal income tax considerations that are relevant to certain holders of ordinary shares of the company. It does not address all relevant tax considerations that may be relevant to holders of ordinary shares nor does it address tax considerations that may be relevant to certain holders. Investors and prospective investors should consult their own tax advisors concerning the federal, state, local and non-U.S. tax consequences of ownership and disposition of ordinary shares.

Taxation of the Company and Global Capital Re

The Company is a Cayman Islands company and Global Capital Re is a Bermuda corporation; neither files United States tax returns. Global Capital Re believes that it operates in such a manner that it will not be subject to U.S. tax (other than U.S. excise tax on reinsurance premiums and withholding tax on certain investment income from U.S. sources) because it does not engage in business in the United States. There can be no assurance, however, that Global Capital Re will not be subject to U.S. tax because U.S. law does not provide definitive guidance as to the circumstances in which Global Capital Re would be considered to be doing business in the United States. If Global Capital Re were engaged in business in the United States (and, if Global Capital Re were to qualify for benefits under the income tax treaty between the United States and Bermuda attributable to a "permanent establishment" in the United States), Global Capital Re would be subject to U.S. tax at regular corporate rates on its income that is effectively connected with its U.S. business plus an additional 30% "branch profits" tax on income remaining after the regular tax.

Controlled Foreign Corporation Rules

Each "United States shareholder" of a "controlled foreign company" ("CFC") who owns shares in the CFC on the last day of the CFC's taxable year must include in its gross income for United States federal income tax purposes its pro rata share of the CFC's "subpart F income", even if the subpart F income is not distributed. For these purposes, any U.S. person who owns, directly or indirectly through foreign persons, or is considered to own under applicable constructive ownership rules, 10% or more of the total combined voting power of all classes of stock of the foreign corporation will be considered to be a "United States shareholder". In general, a foreign insurance company such as Global Capital Re is treated as a CFC only if such "United States shareholders" collectively own or are considered to own more than 25% of the total combined voting power or total value of the Company's stock for an uninterrupted period of 30 days or more during any tax year. As of November 21, 1996, the Company estimates that the number of total "Controlled Shares" attributable to "Goldman Sachs Persons" pursuant to the Company's Amended and Restated Articles of Association exceeded 10% of the Ordinary Shares. The Company believes that, because of the current dispersion of the Company's share ownership among holders and because under the Company's Articles the voting power associated with shares held by any U.S. person, directly or by attribution (including Controlled Shares attributable Goldman Sachs Persons), is limited to less than 10% of the total combined voting power of the Company, shareholders of the Company should not be viewed as shareholders of a CFC for purposes of these rules. There can be no assurance, however, that the current dispersion of the Company's share ownership will continue (particularly if certain restrictions on transfer terminate as described under "Item 5. Market for Registrant's Equity and Related Shareholder Matters -- Certain

Legal Matters -- Restrictions on Transfer") or, therefore, that these rules will not apply to shareholders of the Company. Accordingly, U.S. persons who might, directly or through attribution (by application of the rules of constructive ownership set forth in section 958(b) of the Internal Revenue Code of 1986, as amended (the "Code"), generally applying to family members, partnerships, estates, trusts or controlled corporations or holders of certain options), acquire or hold 10% or more of the Ordinary Shares of the Company should consider the possible application of the CFC rules.

Related Person Insurance Income Risks

If Global Capital Re's related person insurance income ("RPII") were to equal or exceed 20% of Global Capital Re's gross insurance income in any fiscal year, a U.S. person who owns Ordinary Shares in the Company on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes the shareholder's pro rata share of Global Capital Re's RPII for the taxable year, determined as if such RPII were distributed proportionately only to such holders regardless of whether such income is distributed. The amount of the RPII earned by Global Capital Re (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of Global Capital Re or any related person, including the Company) will depend on a number of factors, including the geographic distribution of Global Capital Re's business and the identity of persons directly or indirectly insured or reinsured by Global Capital Re. Although Global Capital Re does not believe that it had any RPII in fiscal years 1994, 1995 or 1996, some of these factors which determine the extent of RPII in any period may be beyond the control of Global Capital Re. Consequently, there can be no assurance that Global Capital Re's RPII will not equal or exceed 20% of its gross insurance income in any fiscal year.

The RPII rules provide that if a shareholder who is a U.S. person disposes of shares in a foreign insurance corporation that has RPII (even if the amount of RPII is less than 20% of the corporation's gross insurance income) and in which U.S. persons own 25% or more of the shares, any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of Ordinary Shares because the Company is not itself directly engaged in the insurance business and because proposed U.S. Treasury regulations should be interpreted as applying to shares of corporations that are directly engaged in the insurance business. There can be no assurance, however, that the Internal Revenue Service will interpret the proposed regulations in this manner or that the proposed regulations will not be promulgated in final form in a manner that would cause these rules to apply to dispositions of Ordinary Shares.

Tax-Exempt Shareholders

Recently enacted legislation generally requires tax-exempt entities to treat certain subpart F insurance income, including RPII, that is includible in income by the tax-exempt entity as unrelated business taxable income.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that may be considered forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934, including, insofar as they may be considered forwarding looking, statements (i) in "-- The Reinsurance Industry" about the trend in premium rates in the global property catastrophe reinsurance market and its possible effects on GCR's results of operations, (ii) in "Item 5. Market for Registrant's Common Equity and Related Shareholder Matters -- Dividend Policy" about GCR's targets for dividend payments, (iii) in "-- Underwriting -- Managing Loss Exposure" about GCR's efforts to limit its aggregate loss exposure, (iv) in "-- Marketing" about GCR's ability to attract and develop long-term relationships with preferred clients and to retain existing business as it comes up for renewal, (v) in "-- Marketing" about GCR's ability to penetrate the European market and opportunities in new business and product lines, (vi) in "-- Regulation -- Certain United States Federal Income Tax Considerations" and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Bermuda Regulatory Capital Requirements" about the effect of Bermuda regulatory requirements on GCR's liquidity and GCR's belief that it is not subject to insurance regulation or tax in certain jurisdictions such as the United States and (vii) variations of the foregoing statements whereever they appear in this Annual Report. In addition, from time to time the Company may make public filings or issue press releases, and officers of the Company or others acting on its behalf may make public oral statements, with respect to the Company that may be considered forward-looking. Such filings, releases and oral statements could include statements about GCR's results of operations in future periods or its pursuit of new business opportunities.

All forward-looking statements, whether made in this Annual Report or in future filings or press release or orally, address matters that involve risks and uncertainties; consequently, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these important factors include the following:

- Because catastrophes are an inherent risk of GCR's business, a major event or a series of events can be expected to occur from time to time and to have a material adverse effect on GCR's financial condition, results of operations or ability to pay dividends. The effects of such events on GCR's results of operations, cash flows and financial position are unpredictable as to timing and severity. See " -- Reinsurance Products -- General" and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources".

- The effectiveness of GCR's underwriting strategy and guidelines in controlling its loss exposure is inherently uncertain, particularly in light of GCR's limited operating history. See "Underwriting".

- GCR is not permitted to establish loss reserves for property catastrophe reinsurance until the occurrence of an event that may give rise to a claim, and the adequacy of loss reserves that are established cannot be determined with certainty. See "--Reserves".

- Trends in premium rates in the global reinsurance market are determined by market and other factors, such as the severity and frequency of catastrophe events, rates of return on reinsurers' investment portfolios, competition and general economic conditions, that the Company cannot predict or control. See "--The Reinsurance Industry".

- Competition in the property catastrophe reinsurance market is intense and could increase, due to the entry of new or established firms into the market, improved capitalization of existing competitors (e.g., Lloyd's), legislative, regulatory or new product initiatives that could reduce demand for reinsurance of the type provided by GCR or changes in ratings assigned to GCR or its competitors. See " -- Competition".

- Future changes in interest, currency exchange and inflation rates, as well as other financial market developments, are unpredictable and could adversely affect the value of and returns on GCR's investment portfolio, its premiums receivable, its claims payable and its loss reserves. See "-- Investments", "--Reserves" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

- Insurance regulations in the United States or other jurisdictions could be found to apply to GCR, or could be changed, in a manner that required GCR to become admitted or approved to do business in those jurisdictions, and to comply with costly or burdensome regulatory requirements, or to cease writing reinsurance for ceding insurers located in those jurisdictions. Such changes also could make it uneconomical for ceding insurers in those jurisdictions to obtain reinsurance from a non-admitted reinsurer like GCR. Similarly, regulation in Bermuda, to which Global Capital Re is subject, could change in a manner that impedes GCR's ability to make certain investments, write new business, pay dividends or undertake certain other activities. See "-- Regulation".

- The Company or Global Capital Re could be found to be conducting a trade or business in the United States or other jurisdictions and thus be required to pay income or other taxes in those jurisdictions, or the Company could be deemed to be a "controlled foreign company" or its shareholders could be subject to the RPII rules under U.S. federal tax law. See "--Certain United States Federal Income Tax Considerations".

The factors referred to above should be considered by investors when reviewing any forward-looking statements contained in this Annual Report, in any of the Company's future public filings or press releases or in any future oral statements made by the Company or any of its officers or other persons acting on its behalf. The important factors that could affect forward-looking statements are subject to change and the Company does not intend to update the foregoing list of certain of these factors. By means of this cautionary note, the Company intends to avail itself of the safe harbor from liability with respect to forward-looking statements that is provided by Section 27A and Section 21E referred to above.

ITEM 2. PROPERTIES

GCR leases office space in Bermuda at which its executive offices are located. GCR's principal executive offices are located at Sofia House, 48 Church Street, Hamilton HM 12, Bermuda and its telephone number is (441) 292 9415.

ITEM 3. LEGAL PROCEEDINGS

GCR will be subject to litigation and arbitration in the ordinary course of its business. GCR currently is not involved in any pending litigation or arbitration proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of fiscal year 1996.

                      GLOSSARY OF SELECTED INSURANCE TERMS

Attachment point                       The amount of loss (per occurrence or in
                                       the aggregate, as the case may be) above
                                       which excess-of-loss reinsurance becomes
                                       operative.

Broker One who negotiates contracts of insurance or reinsurance, receiving a commission for placement and other services rendered, between (1) a policy holder and a primary insurer, on behalf of the insured party, (2) a primary insurer and reinsurers on behalf of the primary insurer, or (3) a reinsurer and a retrocessionaire, on behalf of the reinsurers.

Catastrophe excess-of-loss
reinsurance                            A form of excess-of-loss reinsurance
                                       that, subject to a specified limit,
                                       indemnifies the ceding company for the
                                       amount of loss in excess of a specified
                                       retention with respect to an accumulation
                                       of losses resulting from a catastrophic
                                       event. The actual reinsurance document is
                                       called a "catastrophe cover".

Change in Unearned
Premiums The change in the sum of the portions of premiums written that are applicable to the unexpired terms of policies in force between the beginning and the end of an accounting period.

Cede; Cedant; Ceding
company                                When a party reinsurers all or part of
                                       its liability with another, it "cedes"
                                       business and is referred to as the
                                       "cedent" or "ceding company".

Clash reinsurance                      A reinsurance policy covering losses
                                       arising from a single set of
                                       circumstances (occurrence) covered by
                                       more than one insurance policy. For
                                       example, if an insurer covers the owner
                                       of a hotel, the manager of the hotel, and
                                       the entity(ies) which provided
                                       furnishings to the hotel, and there was a
                                       hotel fire, clash reinsurance would
                                       protect the insurer from suffering a loss
                                       in the full amount of these multiple
                                       policies. Clash reinsurance would pay to
                                       the insurer a portion of the loss in
                                       excess of a specified per occurrence
                                       retention up to the reinsurance limit
                                       amount.

Combined ratio                         A combination of the underwriting expense
                                       ratio and the loss/ loss expense ratio.
                                       The underwriting expense ratio measures
                                       the ratio of underwriting expenses to
                                       earned premiums. The loss/loss expense
                                       ratio measures the ratio of losses and
                                       loss expenses to earned premiums. A
                                       combined ratio below 100% generally
                                       indicates profitable underwriting prior
                                       to the consideration of investment
                                       income. A combined ratio over 100%
                                       generally indicates unprofitable
                                       underwriting prior to the consideration
                                       of investment income.

Excess-of-loss property
reinsurance                            A generic term describing property
                                       reinsurance that indemnifies the
                                       reinsured against all or a specified
                                       portion of losses on underlying insurance
                                       policies in excess of a specified amount,
                                       which is called a "level" or "retention".
                                       Also known as nonproportional
                                       reinsurance. Excess-of-loss reinsurance
                                       is written in layers. A reinsurer or
                                       group of reinsurers accepts a band of
                                       coverage up to a specified amount. The
                                       total coverage purchased by the cedent is
                                       referred to as a "program" and will
                                       typically be placed with predetermined
                                       reinsurers in prenegotiated layers. Any
                                       liability exceeding the outer limit of
                                       the program reverts to the ceding
                                       company, which also bears the credit risk
                                       of a reinsurer's insolvency.

Incurred but not reported              Reserves for estimated losses that have
                                       been incurred by insureds and reinsureds
                                       but not yet reported to the insurer or
                                       reinsurer including estimated future
                                       developments on losses which are known to
                                       the insurer or reinsurers.

Loss expenses                          The expenses of settling losses,
                                       including legal and other fees, and the
                                       portion of general expenses allocated to
                                       loss settlement costs.

Loss reserves                          Liabilities established by
                                       insurers and reinsurers to reflect the
                                       estimated cost of loss payments and the
                                       related expenses that the insurer or
                                       reinsurer will ultimately be required to
                                       pay in respect of insurance or
                                       reinsurance it has written. Reserves are
                                       established for losses and for loss
                                       adjustment expenses.

Marine reinsurance                     Reinsurance of insurers that underwrite
                                       marine risks, which include, but are not
                                       limited to, ships, cargo, oil and gas
                                       exploration property, yachts, marine
                                       liabilities and war.

Premiums written                       Premiums written for a given period.

Proportional reinsurance               A generic term describing all forms of
                                       reinsurance in which the reinsurer shares
                                       a proportional part of the original
                                       premiums and losses of the reinsured.
                                       (Also known as pro-rata reinsurance,
                                       quota share reinsurance or participating
                                       reinsurance.) In proportional reinsurance
                                       the reinsurer generally pays the ceding
                                       company a ceding commission. The ceding
                                       commission generally is based on the
                                       ceding company's cost of acquiring the
                                       business being reinsured (including
                                       commissions, premium taxes, assessments
                                       and miscellaneous administrative expense)
                                       and also may include a profit factor.

Rating scale                           A scale of classifications assigned by
                                       the A.M. Best Company to certain
                                       insurance and reinsurance companies as a
                                       measure of their financial strength and
                                       ability to meet their claims-paying
                                       obligations, both currently and in the
                                       near future. The scale encompasses
                                       several rating levels from A++ (the
                                       highest) to F (the lowest), including:

                                       A++, A+ SUPERIOR: Assigned to companies
                                       which have achieved superior overall
                                       performance when compared to the
                                       standards established by the A.M. Best
                                       Company. A++ and A+ (Superior) companies have a very strong ability to meet their obligations to policyholders over a long period of time.

                                       A, A- EXCELLENT: Assigned to companies
                                       which have achieved excellent overall
                                       performance when compared to the
                                       standards established by the A.M. Best
                                       Company. A and A-(Excellent) companies
                                       have a strong ability to meet their
                                       obligations to policyholders over a long period of time.

                                       An A.M. Best's rating is based upon both a quantitative and qualitative evaluation of the factors affecting the overall performance of an insurance company. Such rating is the opinion of A.M. Best and is not directed toward the protection of investors.

Reinstatement premium                  The premium charged for the restoration
                                       of the reinsurance limit of a
                                       catastrophe contract to its full amount
                                       after payment by the reinsurer of losses
                                       as a result of an occurrence.

Reinsurance                            An arrangement in which an insurance
                                       company, the reinsurer, agrees to
                                       indemnify another insurance or
                                       reinsurance company, the ceding company,
                                       against all or a portion of the insurance
                                       or reinsurance risks underwritten by the
                                       ceding company under one or more
                                       policies. Reinsurance can provide a
                                       ceding company with several benefits,
                                       including a reduction in net liability on
                                       individual risks and catastrophe
                                       protection from large or multiple losses.
                                       Reinsurance also provides a ceding
                                       company with additional underwriting
                                       capacity by permitting it to accept
                                       larger risks and write more business than
                                       would be possible without a concomitant
                                       increase in capital and surplus, and
                                       facilitates the maintenance of acceptable
                                       financial ratios by the ceding company.

                                       Reinsurance does not legally discharge
                                       the primary insurer from its liability
                                       with respect to its obligations to the
                                       insured.

Retention                              The amount or portion of risk that an
                                       insurer retains for its own account.
                                       Losses in excess of the retention level
                                       are paid by the reinsurers. In
                                       proportional treaties, the retention may
                                       be a percentage of the original policy's
                                       limit. In excess-of-loss business, the
                                       retention is a dollar amount of loss, a
                                       loss ratio or a percentage.

Retrocessional Reinsurance;
Retrocessionaire                       A transaction whereby a reinsurer cedes
                                       to another reinsurer the
                                       retrocessionaire, all or part of the
                                       reinsurance that the first reinsurer has
                                       assumed. Retrocessional reinsurance does
                                       not legally discharge the ceding
                                       reinsurer from its liability with respect
                                       to its obligations

                                       to the reinsured. Reinsurance companies
                                       cede risks to retrocessionaires for
                                       reasons similar to those that cause
                                       primary insurers to purchase reinsurance:
                                       to reduce net liability on individual
                                       risks, to protect against catastrophic
                                       losses, to stabilize financial ratios and to obtain additional underwriting capacity.

Risk excess-of-loss property
reinsurance                            A form of excess-of-loss property
                                       reinsurance that covers a loss of the
                                       reinsured on a single "risk" in excess of
                                       its retention level of the type
                                       reinsured, rather than to aggregate
                                       losses for all covered risks, as does
                                       catastrophe excess-of-loss reinsurance. A
                                       "risk" in this context might mean the
                                       insurance coverage on one building or a
                                       group of buildings or the insurance
                                       coverage under a single policy, which the
                                       reinsured treats as a single risk.

Tail                                   The period of time that elapses between
                                       the writing of the applicable insurance
                                       policy or the loss event (or the
                                       insurer's knowledge of the loss event)
                                       and the payment in respect thereof.

Underwriting                           The insurer's or reinsurer's process of
                                       reviewing applications submitted for
                                       insurance coverage, deciding whether to
                                       accept all or part of the coverage
                                       requested and determining the applicable
                                       premiums.

Underwriting capacity                  The maximum amount that an insurance
                                       company can underwrite. The limit
                                       is generally determined by the
                                       company's retained earnings and
                                       investment capital. Reinsurance serves to
                                       increase a company's underwriting
                                       capacity by reducing its exposure from
                                       particular risks.

Underwriting expenses                  The aggregate of policy acquisition
                                       costs, including commissions, and
                                       the portion of administrative,
                                       general and other expenses attributable
                                       to underwriting operations.

U.S. generally accepted
accounting principles
("GAAP")                               United States accounting principles as
                                       set forth in opinions of the Accounting
                                       Principles Board of the American
                                       Institute of Certified Public Accountants and/or statements of the Financial
                                       Accounting Standards Board and which are applicable in the circumstances as of the date in question.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Ordinary Shares have been included for trading on The Nasdaq National Market since December 19, 1995, under the symbol GCREF.

The following table sets forth the high and low bid quotations for the Ordinary Shares as reported by The Nasdaq National Market for the period from December 19, 1995 through December 31, 1995 and for each of the fiscal quarters from December 31, 1995 through to September 30, 1996.

                                                                     HIGH         LOW
         December 19, 1995 through December 31, 1995                $23.000     $19.875
         Second Quarter ended March 31, 1996                         25.750      21.500
         Third Quarter ended June 30, 1996                           27.125      24.250
         Fourth Quarter ended September 30, 1996                     26.875      21.500

As of the close of business on November 21, 1996, there were approximately 477 holders of the Company's Ordinary Shares. The Company estimates that, as of September 30, 1996, approximately 12,680,000 of the outstanding Ordinary Shares were not publicly traded of which approximately 11,790,000 became eligible for resale into the public market pursuant to Rule 144 under the Securities Act in October 1996. The Company also estimates that, of these shares, all but approximately 1,190,000 are eligible for resale pursuant to paragraph (k) of Rule 144 -- i.e., without regard to the volume limit and other requirements of Rule 144. The number of shares eligible for resale may have declined as a result of recent transactions and does not reflect shares issuable on exercise of outstanding options.

DIVIDENDS

The following table sets forth for the fiscal quarters of the two most recent fiscal years all dividends per share declared during such periods:

1995     Fourth Quarter                  $9.00

1996     Second Quarter                  $0.62
         Third Quarter                   $0.62
         Fourth Quarter                  $0.62

On August 17, 1995, the Board of Directors declared a distribution of $9.00 per ordinary share payable on August 18, 1995 to shareholders of record on the date of declaration. The total amount of the distribution was $201.3 million and was funded in part by borrowings under the Company's credit agreement with certain lenders (the "Credit Agreement"). The balance of the distribution was funded by the liquidation of certain investments. The distribution was accounted for as a distribution of all retained earnings as of June 30, 1995, and the balance as a distribution from additional paid-in capital.

The Company paid dividends of $0.62 per share in February 1996 ($15.9 million), May 1996 ($15.9 million) and August 1996 ($15.3 million) and a dividend of $0.62 per share ($15.3 million) on November 27, 1996 (to holders of record on November 14, 1996).

In the fourth quarter of fiscal year 1996, certain shareholders of the Company completed a public offering of Ordinary Shares. Global Capital Re purchased 1,000,000 of those shares in the offering for an aggregate purchase price of $20.92 million (the "GCR Repurchase") and continues to hold such shares. These shares will carry the voting, dividend and other rights associated with the Ordinary Shares until such time (if any) as the shares are transferred to the Company and retired. However, for purposes of the Company's consolidated financial statements, any shares held by Global Capital Re have been treated as if they had been retired by the Company. The Company proposes to purchase these shares from Global Capital Re and retire them, subject to receipt of shareholder approval at the Company's annual general meeting on December 19, 1996.

Dividend Policy

In December 1995, the Company adopted a policy with regard to the payment of dividends. Under this policy, the Company currently intends to distribute a substantial portion of its earnings each year. Currently, the Company's Board of Directors has targeted a dividend payout that would total, in each fiscal year, approximately 60% to 80% of the Company's net operating earnings (which exclude any realized investment gains and losses), if any, in the prior fiscal year. Dividends would be paid on a quarterly basis, in February, May, August and November of each year.

Notwithstanding this policy, dividends will be paid only when, as and if determined by the Company's Board of Directors out of funds legally available therefor. The actual amount and timing of dividends (if any) will depend on GCR's financial condition, results of operations, business prospects and such other matters as the Board may deem relevant, and in particular on the level of losses incurred by Global Capital Re, which can be expected to substantially reduce or eliminate earnings available for dividends in some periods. Even if earnings are available for dividends, the Board could determine that such earnings should be retained for an extended period of time after any period in which loss experience is unfavorable in order to replenish GCR's capital base, as well as to expand GCR's business, to enhance its competitive position or for any other proper purpose. In addition, as described below, in order to pay cash dividends, the Company, as a holding company, will depend on distributions from Global Capital Re, which will be subject to regulatory capital restrictions, and dividend payments would be subject to net worth maintenance requirements and dividend limitation restrictions under the Credit Agreement. Consequently, there can be no assurance as to the amount or timing of dividend payments, and the Company's dividend policy is subject to change at any time.

Restrictions on Dividends

The Company's ability to pay dividends on the Ordinary Shares is subject to certain Bermudian regulatory restrictions on the payment of dividends by Global Capital Re to the Company. Global Capital Re is obliged to comply with various provisions of the Insurance Act regarding solvency and liquidity. In particular, these provisions prohibit the payment of dividends or other distributions by Global Capital Re that would result in its statutory capital and surplus (calculated pursuant to Bermuda statutory accounting practices, which differ from U.S. generally accepted accounting practices) to fall below the greater of $100 million, 50% of net premiums written (with maximum credit of 25% for reinsurance ceded) or 15% of loss reserves, in each case determined as of the end of the latest fiscal year. At September 30, 1996, the required minimum was $100 million and Global Capital Re's actual statutory capital and surplus was $429.2 million. Statutory net income of Global Capital Re was $99.7 million and $88.3 million for the years ended September 30, 1996 and 1995, respectively.

In addition, regulations in Bermuda limit the maximum amount of annual dividends or other distributions available to shareholders without notification to the Registrar of such payment (and in certain cases the prior approval of the Registrar). The maximum amount of dividends which could be paid by Global Capital Re to the Company during fiscal 1997 without such notification is $107.3 million. For further discussion of the capital and other requirements applicable to Global Capital Re, see "-- Regulation -- Bermuda".

The Company's ability to pay dividends is also subject to the requirements of the Credit Agreement that consolidated net worth, and net worth of Global Capital Re, of $250 million be maintained (at September 30, 1996 such amounts were $417.0 million and $438.7 million, respectively) and that dividends paid in any fiscal year not exceed consolidated net income in the prior fiscal year.

CERTAIN LEGAL MATTERS

The Company is a Cayman Islands company and certain of its officers and directors are residents of various jurisdictions outside the United States. All or a substantial portion of the assets of the Company and of such officers and directors, at any one time, are or may be located in jurisdictions outside the United States. In addition, Global Capital Re, the Company's sole subsidiary through which it conducts all its operations, is a Bermuda corporation. Consequently, with regard to any action in a U.S. federal or state court, it may be difficult for shareholders or others to effect service of process upon the Company, Global Capital Re or such officers and directors or to enforce any judgment obtained in such a court against such entities or persons or their respective assets. Moreover, courts of the Cayman Islands or Bermuda may not, and in some cases likely will not, enforce claims predicated on U.S. federal or state laws (including the federal securities laws) against such entities or persons.

The Company's Amended and Restated Articles of Association (the "Articles") contain restrictions on voting rights and transfers of Ordinary Shares, as described briefly below, and other provisions that may have the effect of discouraging an attempt to gain control of the Company. The Articles have been filed as an exhibit to this Annual Report and are described more fully in the Company's Registration Statement on Form 8-A (File No. 0-27220), as amended, which was filed with the Commission in November 1995.

Limitation on Voting Rights

Each Ordinary Share has one vote in a poll of the shareholders, except that, if and for as long as the number of issued Controlled Shares (as defined below) of any U.S. person would constitute 10% or more of the issued shares of the Company (after giving effect to any prior reduction in voting power as described below), each such issued Controlled Share, regardless of the identity of the registered holder thereof, will confer a fraction of a vote as determined by the following formula (the "Formula"):


         (T - C) / (9.1 X C)


Where: "T" is the aggregate number of votes conferred by all the issued voting shares immediately prior to that application of the Formula with respect to any particular shareholder, adjusted to take into account any prior reduction taken with respect to any other shareholder pursuant to the "sequencing provision" described below; and

         "C" is the number of issued Controlled Shares attributable to such person. "Controlled Shares" of any U.S. person refers to all voting shares owned by such person, whether directly or by application of the constructive ownership rules of Sections 958(a) and 958(b) of the Code, (generally applying to family members, partnerships, estates, trusts or controlled corporations or holders of certain options) together with all shares that such person is deemed to own beneficially, directly or indirectly, within the meaning of Section 13(d) (3) of the Exchange Act and the rules and regulations thereunder (including shares as to which beneficial ownership is disclaimed or would not otherwise exist by reason of certain statutory exceptions). With respect to any broker, dealer or investment adviser registered as such under the U.S. federal securities laws (and its affiliates), "Controlled Shares" do not include shares that are Controlled Shares solely because such broker, dealer or adviser has discretionary authority to vote or dispose of such shares on behalf of a client, if the voting rights carried by such shares are not being exercised by such broker, dealer or adviser (and the Company has received satisfactory assurances of the same).

The Formula will be applied successively as many times as may be necessary to ensure that no person will be a United States 10% Shareholder (as defined below) at any time (the "sequencing provision"). For the purposes of determining the votes exercisable by shareholders as of any date, the Formula will be applied to the shares of each shareholder in declining order based on the respective numbers of total Controlled Shares attributable to all shareholders. Thus, the Formula will be applied first to the votes of shares held by the shareholder to whom the largest number of total Controlled Shares is attributable and thereafter sequentially with respect to the shareholder with the next largest number of total Controlled Shares. In each case, calculations are made on the basis of the aggregate number of votes conferred by the issued voting shares as of such date, as reduced by the application of the Formula to any issued shares of any shareholder with a larger number of total Controlled Shares as of such date. "United States 10% Shareholder" means a U.S. person who owns, directly or by application of the constructive ownership rules of Sections 958(a) and 958(b) of the Code, issued shares of the Company carrying 10% or more of the total combined voting rights attaching to all issued shares.

As a result of the provisions described above, the grant by a shareholder of a revocable proxy to vote his shares (whether in the context of a proxy contest for the election of the Company's directors or any other matter requiring a shareholder vote) could result in a reduction of the voting power associated with such shares. This could occur because, as a result of the proxy grant, the grantee (and certain related persons) could be deemed to have acquired beneficial ownership of the proxy shares and, if the grantee (or any such related person) were a U.S. person, the proxy shares would become Controlled Shares of the grantee (or such related persons). If the grantee and (and such related persons) already held a sufficiently large number of Controlled Shares so that, after the grant, his (or their) Controlled Shares exceeded the 10% threshold described above, then all his (or their) Controlled Shares, including the proxy shares, would be subject to a reduction in voting power pursuant to the provisions described above, even though the proxy shares were held by the grantor and in the absence of the proxy grant would not have been subject to such a reduction. This would not apply with respect to proxies solicited by the Company in connection with its annual general meetings or other matters unless otherwise stated by the Company.

The directors are empowered to require any shareholder to provide information as to that shareholder's beneficial share ownership, the names of persons having beneficial ownership of the shareholder's shares, relationships with other members or any other facts the directors may deem relevant to a determination of the number of Controlled Shares attributable to any person. The directors may disregard the votes attached to shares of any holder failing to respond to such a request or submitting incomplete or untrue information.

The directors retain limited discretion to make such final adjustments to the aggregate number of votes attaching to the voting shares of any shareholder that they consider fair and reasonable in all the circumstances to ensure that no person will be a United States 10% Shareholder at any time.

Restrictions on Transfer

The Articles contain several provisions restricting the transferability of Ordinary Shares. The directors are required to decline to register a transfer of shares if they have reason to believe that the result of such transfer would be
(i) to increase the number of total Controlled Shares of any U.S. person other than a Goldman Sachs Person to 10% or more of the shares of the Company, (ii) to increase the number of total Controlled Shares of any Goldman Sachs Person to 10% or more of the shares of the Company without the prior written consent of Goldman Sachs & Co. or (iii) that a Goldman Sachs Person would become or continue to be a United States 25% Shareholder, in each case without giving effect to the limitation on voting rights described above. "Controlled Shares" of any U.S. person means, in general, voting shares of the Company that such person owns directly or by application of the constructive ownership rules of Sections 958(a) and 958(b) of the Code or is deemed to beneficially own for purposes of Section 13(d) of the Exchange Act and the Commission's rules thereunder. "Goldman Sachs Person" means any of Goldman Sachs & Co. and their affiliates and "United States 25% Shareholder" means a U.S. person who owns, directly or by application of such constructive ownership rules, more than 25% of either (i) the total combined voting rights attaching to the issued Ordinary Shares and the issued shares of any other class of the Company or (ii) the total combined value of the issued Ordinary Shares and any other issued shares of the Company, determined pursuant to Section 957 of the Code. Similar restrictions apply to the Company's ability to issue or repurchase shares. These transfer, issuance and repurchase restrictions would terminate at any time when no Goldman Sachs Person is deemed to have total Controlled Shares representing 10% or more of the Company's shares, regardless of any subsequent increase in the number of such Controlled Shares.

These restrictions provide an exception for Goldman Sachs & Co. to exceed the 25% threshold solely in connection with market-making transactions, as long as they do not exceed the 25% threshold for more than 29 consecutive days at any time or for more than 29 days during any single calendar quarter, and as long as they do not exceed a 29% ownership threshold at any time. In addition, these restrictions would permit share transfers or issuances to any person acting as an underwriter pursuant to an agreement with the Company.

Based on its share registry and other information, the Company estimates that the number of total Controlled Shares attributable to Goldman Sachs Persons under the Articles represented more than 10% of the Ordinary Shares outstanding on November 21, 1996. The Company further believes that, if the one million Ordinary Shares currently held by Global Capital Re as a result of the GCR Repurchase are purchased and retired by the Company, as the Company proposes to do if its shareholders approve such transaction at their upcoming annual general meeting, the Controlled Shares attributable to Goldman Sachs Persons will continue to exceed this 10% threshold but by a smaller amount than would otherwise be the case and thus could fall below this threshold, causing the transfer, issuance and repurchase restrictions described above to terminate. Whether and when these restrictions will terminate will depend on the share ownership positions of the relevant persons going forward. For information about the share ownership levels of certain persons, see "Item 12. Security Ownership of Certain Beneficial Owners and Management".

For the reasons described above under "Item 1. Business -- Certain United States Federal Income Tax Considerations", a U.S. shareholder whose Controlled Shares exceed the 10% threshold described above - whether intentionally due to share acquisitions or inadvertently due to the application of the constructive ownership rules under the Code - could be exposed to adverse U.S. federal income tax treatment in the event that the Controlled Shares of other U.S. shareholders also exceed such threshold and, taken together, all such Controlled Shares exceed the 25% threshold described above. Termination of the transfer, issuance and repurchase restrictions described above could make it more likely that the Controlled Shares attributable to any U.S. shareholder might exceed the 10% threshold.

Whether or not the transfer restrictions described above remain in effect, the directors may, in their absolute discretion, decline to register the transfer of any shares if they have reason to believe (i) that such transfer may expose the Company, any subsidiary thereof, any shareholder or any person ceding insurance to the Company or any such subsidiary to adverse tax or regulatory treatment in any jurisdiction (including treatment of shareholders as United States shareholders of a CFC after the restriction described above is no longer in effect) or (ii) that registration of such transfer under the Securities Act or under any U.S. state securities laws or under the laws of any other jurisdiction is required and such registration has not been duly effected.

The Company is authorized to request information from any holder or prospective acquiror of shares as necessary to give effect to the transfer, issuance and repurchase restrictions described above, and may decline to effect any such transaction if complete and accurate information is not received as requested. Also, the Board may suspend the registration of transfers for any reason and for such periods as the Board may determine, provided that they may not suspend the registration of transfers for more than 45 days in any period of 365 consecutive days.

A registered holder of Ordinary Shares will be deemed to own such Ordinary Shares for all purposes (including dividend, voting and reporting purposes) until a transfer of such Ordinary Shares has been registered on the stock transfer records of the Company, including in the case of a purported transfer of Ordinary Shares in violation of the restrictions on transfer, and as to which registration is refused. However, a purported transfer as to which registration is refused may give rise to certain beneficial rights of the proposed transferee as against the proposed transferor.

The directors may designate the Company's Chief Executive Officer to exercise their authority to decline to register transfers or to limit voting rights as described above, or to take any other action, for as long as such officer is also a director.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data of GCR as of September 30, 1996, 1995 and 1994 and for the fiscal years ended September 30, 1996, 1995 and 1994 are included on page 4 under the caption "Financial Highlights" in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1996 and are incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item is incorporated by reference to "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained on pages 11 to 16 in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item is incorporated by reference to the Consolidated Financial Statements, "Report of Independent Public Accountants" thereon and "Unaudited Quarterly Financial Data" contained on pages 17 to 31 in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two years ended September 30, 1996 the Company has not changed its independent accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information with respect to Directors and Executive Officers of the Registrant is contained under the captions "I. Election of Directors --
Nominees for Whom Proxies Will be Voted", "I. Board of Directors" and "II. Executive Officers" on pages 4 to 6, 24-27 and 27-28, respectively, of the Proxy Statement, which was filed with the Securities and Exchange Commission not later than 120 days after fiscal year 1996 pursuant to Regulation 14A of the Commission, and is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

This information with respect to Executive Compensation has been contained under the caption "III. Executive Compensation" on pages 28 to 32 of the Proxy Statement, which was filed with the Commission not later than 120 days after fiscal year 1996 pursuant to Regulation 14A of the Commission, and is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information with respect to Security Ownership of Certain Beneficial Owners and Management is contained under the caption "IV. Beneficial Ownership of Ordinary Shares" on pages 36 to 37 of the Proxy Statement, which was filed with the Commission not later than 120 days after fiscal year 1996 pursuant to Regulation 14A of the Commission, and is incorporated herein by reference in response to this item.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information with respect to Certain Relationships and Related Transactions is contained under the caption "V. Certain Relationships And Related Party Transactions" on pages 38 to 40 of the Proxy Statement, which was filed with the Commission not later than 120 days after fiscal year 1996 pursuant to Regulation 14A of the Commission, and is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. FINANCIAL STATEMENTS AND EXHIBITS

         (1) CONSOLIDATED FINANCIAL STATEMENTS

         The following Consolidated Financial Statements of GCR Holdings Limited and Report of Independent Public Accountants are incorporated by reference to pages 17 through 31 of the Registrant's 1996 Annual
         Report:

         Report of Independent Public Accountants
         Consolidated Balance Sheets, as of September 30, 1996 and 1995 Consolidated Statements of Income, years ended September 30, 1996, 1995 and 1994
         Consolidated Statements of Changes in Shareholders' Equity,
           years ended September 30, 1996, 1995 and 1994
         Consolidated Statements of Cash Flows, years ended September 30, 1996,
           1995 and 1994.
         Notes to the Consolidated Financial Statements

         (2) FINANCIAL STATEMENT SCHEDULES

         The Schedules to the Consolidated Financial Statements of the Company are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as part of this Report.

         (3) EXHIBITS

EXHIBIT                                              DESCRIPTION                                                     PAGE
NUMBER                                                                                                               NUMBER
*3.1              Amended and Restated Memorandum of Association of the Company
                  (incorporated by reference to the Company's Registration Statement on
                  Form S-1 (File No. 333-04195)) ................................................................

*3.2              Amended and Restated Articles of Association of the Company
                  (incorporated by reference to the Company's Registration Statement on
                  Form S-1 (File No. 333-04195)) ................................................................

*3.3              Amended and Restated Shareholders Agreement, dated as of
                  December 18, 1995, among the Shareholders (as defined therein)
                  and the Company (incorporated by reference to the Company's
                  Registration Statement on Form S-1 (File No. 333-04195)) ......................................

*3.4              Registration Rights Agreement, dated December 18, 1995, between the
                  Company and The Goldman Sachs Group, L.P. and Johnson & Higgins
                  (incorporated by reference to the Company's Registration Statement on
                  Form S-1 (File No. 333-04195)) ...............................................................

EXHIBIT                                              DESCRIPTION                                                     PAGE
NUMBER                                                                                                               NUMBER
*4                Form of Share Certificate (incorporated by reference to the Company's
                  Registration Statement on Form S-1 (File No. 33-97736)) .......................................

*10.1             Employment Agreement, dated as of June 16, 1993, between the Company and Lawrence S. Doyle (the "Doyle Employment Agreement") (incorporated by reference to the Company's Registration Statement on Form S-1 (File
                  No. 33-97736)) ................................................................................

*10.1A            Amendment to the Doyle Employment Agreement, dated as of December 12,
                  1995 (incorporated by reference to the Company's Registration  Statement on Form S-1 (File No. 333-04195)) .............................................................

*10.2             Employment Agreement dated as of August 16, 1993, between the Company and Frederick W. Deichmann (the "Deichmann Employment Agreement")
                  (incorporated by reference to the Company's Registration Statement on
                  Form S-1 (File No. 33-97736)) .................................................................

*10.2A            Amendment to the Deichmann Employment Agreement, dated as of
                  December 12, 1995 (incorporated by reference to the Company's Registration statement on Form S-1 (File No. 333-04195)) ...................................................

*10.3             Employment Agreement dated as of January 15, 1994, between the Company and William G. Fanning (the "Fanning Employment Agreement")
                  (incorporated by reference to the  Company's Registration Statement on
                  Form S-1 (File No. 33-97736)) .................................................................

*10.3A            Amendment to Fanning Employment Agreement, dated as of December 12,
                  1995 (incorporated by reference to the Company's Registration Statement on
                  Form S-1 (File No. 333-04195)) ................................................................

*10.4             Employment Agreement, dated as of June 16, 1993, between the Company and Robert L. Nason (the "Nason Employment Agreement") (incorporated by reference to the Company's Registration Statement on Form S-1 (File
                  No. 33-97736)) ................................................................................

*10.4A            Amendment to the Nason Employment Agreement, dated as of December 12,
                  1995 (incorporated by reference to the Company's Registration Statement on
                  Form S-1 (File No. 333-04195)) ................................................................

*10.5             Employment Agreement, dated as of June 16, 1993, between the Company and Stephen S. Outerbridge (the "Outerbridge Employment Agreement")
                  (incorporated by reference to the Company's Registration Statement on
                  Form S-1 (File No. 33-97736)) .................................................................

EXHIBIT                                              DESCRIPTION                                                     PAGE
NUMBER                                                                                                               NUMBER
*10.5A            Amendment to the Outerbridge Employment Agreement, dated as of
                  December 12, 1995 (incorporated by reference to the Company's Registration
                  Statement on Form S-1 (File No. 333-04195)) ...................................................

*10.6             Non-Recourse Note, dated as of October 8, 1993, between the Company and
                  Steven H. Newman (the "Newman Note") (incorporated by reference to the
                  Company's Registration Statement on Form S-1 (File No. 33-97736)) .............................

*10.6A            Amendment to the Newman Note dated as of April 30, 1996
                  (incorporated by reference to the Company's Registration
                  Statement on Form S-1 (File No. 333-04195)) ...................................................

*10.7             Non-Recourse Note, dated as of October 8, 1993, between the Company and
                  Lawrence S. Doyle (the "Doyle Note") (incorporated by reference to the
                  Company's Registration Statement on Form S-1 (File No. 33-97736)) .............................

*10.7A            Amendment to the Doyle Note dated as of April 30, 1996
                  (incorporated by reference to the Company's Registration
                  Statement on Form S-1 (File No. 333-04195)) ...................................................

*10.8             Non-Recourse Note, dated as of October 8, 1993, between the Company and
                  Frederick W. Deichmann (the "Deichmann Note") (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97736)) ......................

*10.8A            Amendment to the Deichmann Note dated as of April 30, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1
                  (File No. 333-04195)) .........................................................................

*10.9             Non-Recourse Note, dated as of January 15, 1994, between the Company and
                  William G. Fanning (the "Fanning Note") (incorporated by reference to the
                  Company's Registration Statement on Form S-1 (File No. 33-97736)) .............................

*10.9A            Amendment to the Fanning Note dated as of April 30, 1996
                  (incorporated by reference to the Company's Registration
                  Statement on Form S-1 (File No. 333-04195)) ...................................................

*10.10            Non-Recourse Note, dated as of October 8, 1993, between the Company and Robert L. Nason (the "Nason Note") (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97736)) .........................

*10.10A           Amendment to the Nason Note dated as of April 30, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1
                  (File No. 333-04195)) .........................................................................

EXHIBIT                                              DESCRIPTION                                                     PAGE
NUMBER                                                                                                               NUMBER
*10.11            Non-Recourse Note, dated as of October 8, 1993, between the Company and Stephen S. Outerbridge (the "Outerbridge Note") (incorporated by reference to the Company's Registration Statement on Form S-1 (File
                  No. 33-97736)) ................................................................................

*10.11A           Amendment to the Outerbridge Note dated as of April 30, 1996
                  (incorporated by reference to the Company's Registration Statement on
                  Form S-1 (File No. 333-04195)) ................................................................

*10.16            Chairman's Incentive Agreement, dated as of June 16, 1993, between the Company and Steven H. Newman (incorporated by reference to the
                  Company's Registration Statement on Form S-1 (File No. 33-97736)) .............................

*10.16A           Amended and Restated Chairman's Incentive Agreement, dated as of
                  November 16, 1995, between the Company and Steven H. Newman
                  (incorporated by reference to the Company's Registration Statement on
                  Form S-1 (File No. 33-97736)) .................................................................

*10.17            The Company's Share Option Plan (incorporated by reference to the
                  Company's Registration Statement on Form S-1 (File No. 33-97736)) .............................

*10.17A           The Company's Amended and Restated Share Option Plan (incorporated by reference to the Company's Registration Statement on Form S-1
                  (File No. 33-97736)) ..........................................................................

*10.18            The Company's Incentive Compensation Plan (incorporated by reference to the Company's Registration Statement on Form S-1 (File
                  No. 33-97736)) ................................................................................

*10.18A           The Company's Amended and Restated Incentive Compensation Plan
                  (incorporated by reference to the Company's Registration Statement on
                  Form S-1 (File No. 33-97736)) .................................................................

*10.19            Custodian Agreement, dated December 16, 1994, between Global
                  Capital Re and Mellon Bank, N.A., London Branch (incorporated by reference to the Company's Registration Statement on Form
                  S-1 File No. 33-97736)) .......................................................................

*10.20            Discretionary Investment Advisory Agreement, dated October 8,
                  1993, between Global Capital Re and Goldman Sachs Asset
                  Management International, as amended by letter dated February
                  28, 1994 (incorporated by reference to the Company's
                  Registration Statement on Form S-1 (File No. 333-04195)) ......................................

EXHIBIT                                              DESCRIPTION                                                     PAGE
NUMBER                                                                                                               NUMBER
*10.21            Credit Agreement, dated as of August 17, 1995, among the Company, the Lenders named therein and The First National Bank of Chicago, as Agent (the "Credit Agreement") (incorporated by reference to the
                  Company's Registration Statement on Form S-1 (File No. 33-97736)) .............................

*10.22            Amendment No. 1 to the Credit Agreement, dated as of October 27,
                  1995 (incorporated by reference to the Company's Registration
                  Statement on Form S-1 (File No. 33-97736)) ....................................................

*10.23            Share Pledge Agreement, dated as of September 29, 1995,
                  between the Company and The First National Bank of Chicago, as
                  Agent (incorporated by reference to the Company's Registration
                  Statement on Form S-1 (File No. 33-97736)) ....................................................

*10.24            Software License Agreement, dated October 8, 1993, between Applied
                  Insurance Research, Inc. and Global Capital Re (incorporated by reference to the Company's Registration  Statement on Form S-1
                  (File No. 33-97736)) ..........................................................................

*10.25            The Company's Amended and Restated Nonemployee Directors Share
                  Option Plan, dated April 18, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No.
                  333-04195)) ...................................................................................

*10.26            The Company's Amended and Restated 1995 Share Option Plan,
                  dated as of April 18, 1996 (incorporated by reference to the Company's
                  Registration Statement on Form S-1 (File No. 333-04195)) ......................................

*10.27            Amendment No. 2 to the Credit Agreement, dated as of February 28,
                  1996 (incorporated by reference to the Company's Registration
                  Statement on Form S-1 (File No. 333-04195)) . . . . . . . . . . . . . . . . . . . . . . . . . .

*10.28            Form of Share Option Agreement between the Company and employees of the Company who received grants of options pursuant to the
                  Company's 1995 Share Option Plan (incorporated by reference to the
                  Company's Registration Statement on Form S-1 (File No. 333-04195)) ............................

*10.29            Form of Restricted Share Agreement between the Company and employees of the Company who received grants of Restricted
                  Shares of the Company pursuant to the Company's 1995 Share
                  Option Plan (incorporated by reference to the Company's
                  Registration Statement on Form S-1 (File No. 333-04195)) ......................................

EXHIBIT                                              DESCRIPTION                                                     PAGE
NUMBER                                                                                                               NUMBER
*10.30            Form of Share Option Agreement between the Company and the directors of the Company who received grants of options
                  pursuant to the Company's Nonemployee Directors Share Option
                  Plan (incorporated by reference to the Company's Registration
                  Statement on Form S-1 (File No. 333-04195)) ...................................................

11                Statement regarding computation of per share earnings .........................................

13                Portions of the Company's 1996 Annual Report to Shareholders
                  under the captions "Financial Highlights", "Management's
                  Discussion and Analysis of Results of Operations and
                  Financial Condition" and "Consolidated Financial Statements" at
                  pages 4, 11-16 and 17-31, respectively, are expressly incorporated by reference in this Annual Report on Form 10-K and filed
                  herewith as part of this Report. The 1996 Annual Report to
                  Shareholders of the Company was furnished to the Commission on November 26, 1996 pursuant to Rule 14a-3(c) under the
                  Exchange Act for the information of the Commission only, and except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, is not to be deemed filed as part of this Report ..................................................................

*21               Subsidiary of the Company (incorporated by reference to the
                  Company's Registration Statement on Form S-1 (File No. 33-97736)) .............................

24.               Powers of Attorney ............................................................................

27.               Financial Data Schedule .......................................................................

*  Incorporated by reference

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the fourth quarter of the Company's fiscal year ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on November 29, 1996.
                                            GCR HOLDINGS LIMITED

                                            /s/ Frederick W. Deichmann
                                            --------------------------
                                            Frederick W. Deichmann
                                            Attorney-in-Fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                               DATE
/s/ Lawrence S Doyle*               President, Chief Executive                          November 29, 1996
---------------------               Officer and Director (Principal
Lawrence S. Doyle                   Officer)

/s/ Frederick W. Deichmann          Chief Financial Officer and                         November 29, 1996
---------------------               Secretary (Principal Financial
Frederick W. Deichmann              and Accounting Officer)

/s/ Steven H. Newman*               Chairman of the Board of Directors                  November 29, 1996
---------------------
Steven H. Newman

/s/ Loay Al-Naqib*                  Director                                            November 29, 1996
---------------------
Loay Al-Naqib

/s/ J. Markham Green*               Director                                            November 29, 1996
---------------------
J. Markham Green

/s/ Al Lerner*                      Director                                            November 29, 1996
---------------------
Alfred Lerner

/s/ John P. McNulty*                Director                                            November 29, 1996
----------------------
John P McNulty

/s/ David A. Olsen*                 Director                                            November 29, 1996
----------------------
David A. Olsen

/s/ Joseph D. Roxe                  Director                                            November 29, 1996
----------------------
Joseph D. Roxe

/s/ Jerry S. Rosenbloom*            Director                                            November 29, 1996
------------------------
Jerry S. Rosenbloom

/s/ Michael E. Satz*                Director                                            November 29, 1996
----------------------
Michael E. Satz

/s/ Donald J. Zuk*                  Director                                            November 29, 1996
----------------------
Donald J. Zuk

* by Frederick W. Deichmann as attorney-in-fact

                              GCR HOLDINGS LIMITED

             INDEX TO SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT                                                                                             PAGES
Report of Independent Public Accountants on Schedules                                              S-2

I        Summary of Investments Other Than Investments in Related Parties at
         September 30, 1996, 1995 and 1994                                                         S-3

III      Condensed Financial Information of the Registrant                                         S-5

IV       Supplementary Information Concerning Reinsurance for the years
         ended September 30, 1996, 1995 and 1994                                                   S-8

V        Supplementary Insurance Information for the years ended September 30, 1996,
         1995 and 1994                                                                             S-9

X        Supplementary Information Concerning Property-Casualty Insurance
         Operations                                                                                S-10

         Schedules other than those listed above are omitted for the reason that they are not applicable

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of GCR Holdings Limited:

We have audited in accordance with generally accepted accounting standards the consolidated financial statements of GCR Holdings Limited and subsidiary as of September 30, 1996 and 1995 and for each of the three years in the period ended September 30, 1996 included in GCR Holdings Limited's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 21, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying index are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ ARTHUR ANDERSEN & CO.

Hamilton, Bermuda
October 21, 1996

                                                                      SCHEDULE I

                       GCR HOLDINGS LIMITED AND SUBSIDIARY
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                (Expressed in thousands of United States dollars)


                                                        AS OF SEPTEMBER 30, 1996
                                                   ---------------------------------------
                                                                               AMOUNT AT
                                                                              WHICH SHOWN
                                                                                IN THE
                                                   AMORTIZED       MARKET       BALANCE
                                                      COST         VALUE         SHEET
                                                    --------      --------      --------
TYPE OF INVESTMENT:
Fixed Maturities Available for Sale:
     U.S. government and government
           agency bonds                             $299,081      $298,865      $298,865
     U.S. corporate bonds                             52,815        53,089        53,089
     U.S. asset-backed securities                     27,300        27,072        27,072
     Commercial paper                                 59,197        59,178        59,178
                                                    --------      --------      --------
           Subtotal                                  438,393       438,204       438,204
Cash and Cash Equivalents                             14,010        14,070        14,070
                                                    --------      --------      --------
           Total Investments and Cash and Cash
                Equivalents                         $452,403      $452,274      $452,274
                                                    ========      ========      ========

                                                          AS OF SEPTEMBER 30, 1995
                                                   ---------------------------------------
                                                                               AMOUNT AT
                                                                              WHICH SHOWN
                                                                                IN THE
                                                   AMORTIZED       MARKET       BALANCE
                                                      COST         VALUE         SHEET
                                                    --------      --------      --------
TYPE OF INVESTMENT:
Fixed Maturities Available for Sale:
     U.S. government and government
           agency bonds                             $205,517      $206,115      $206,115
     U.S. corporate bonds                            223,497       223,432       223,432
     U.S. asset-backed securities                     55,844        55,775        55,775
                                                    --------      --------      --------
           Subtotal                                  484,858       485,322       485,322
Cash and Cash Equivalents                             41,490        41,490        41,490
                                                    --------      --------      --------
           Total Investments and Cash and Cash
                Equivalents                         $526,348      $526,812      $526,812
                                                    ========      ========      ========

                                                         AS OF SEPTEMBER 30, 1994
                                                   ---------------------------------------
                                                                                AMOUNT AT
                                                                              WHICH SHOWN
                                                                                IN THE
                                                   AMORTIZED       MARKET       BALANCE
                                                      COST         VALUE         SHEET
                                                   ---------      ---------     ---------
TYPE OF INVESTMENT:
Fixed Maturities Available for Sale:
     U.S. government and government
           agency bonds                             $105,371      $105,004      $105,004
     U.S. corporate bonds                            190,782       188,599       188,599
     U.S. asset-backed securities                     67,417        67,210        67,210
                                                    --------      --------      --------
           Subtotal                                  363,570       360,813       360,813
Cash and Cash Equivalents                            121,496       121,496       121,496
                                                    --------      --------      --------
           Total Investments and Cash and Cash
                Equivalents                         $485,066      $482,309      $482,309
                                                    ========      ========      ========

                                                                    SCHEDULE III
                                                                          PART 1

                       GCR HOLDINGS LIMITED AND SUBSIDIARY
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              GCR HOLDINGS LIMITED
                                 BALANCE SHEETS
                                (PARENT COMPANY)
 (Expressed in thousands of United States dollars, except for per share amounts)

                                                      SEPTEMBER 30,
                                                   1996           1995
                                                ---------      ----------
ASSETS

Cash                                            $   3,563       $   5,428

Investment in wholly-owned subsidiary             414,565         496,209

Accrued investment income                             185             256

Prepaid expenses                                      124             109
-------------------------------------------------------------------------
TOTAL ASSETS                                    $ 418,437       $ 502,002
=========================================================================

LIABILITIES

Loan payable                                    $       0       $ 142,000

Loan interest and payable                               0           1,017

Accrued expenses and accounts payable               1,367           1,630

Other liabilities                                      33             958
-------------------------------------------------------------------------
TOTAL LIABILITIES                                   1,400         145,605
-------------------------------------------------------------------------
SHAREHOLDERS' EQUITY

Ordinary shares, 24,674,255 and 22,361,600
shares outstanding, par value US$0.10               2,467           2,236

Additional paid-in capital                        355,295         338,353

Notes receivable for shares issued                 (1,359)         (1,783)

Unrealized gains (losses) on investments             (129)            464

Retained earnings                                  60,763          17,127
-------------------------------------------------------------------------
SHAREHOLDERS' EQUITY                              417,037         356,397
-------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 418,437       $ 502,002
=========================================================================

                                                                    SCHEDULE III
                                                                          PART 2

                       GCR HOLDINGS LIMITED AND SUBSIDIARY
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              GCR HOLDINGS LIMITED
                              STATEMENTS OF INCOME
                                (PARENT COMPANY)

                (Expressed in thousands of United States dollars)

                                                                YEAR ENDED SEPTEMBER 30,
                                                           1996           1995           1994
                                                           ----        --------        --------
REVENUES

Investment income, net                                $    219        $  3,258        $    154
----------------------------------------------------------------------------------------------
TOTAL REVENUES                                             219           3,258             154
==============================================================================================


EXPENSES

General and administrative expenses                      3,943           3,254           1,467
----------------------------------------------------------------------------------------------
Interest expense                                         3,724           1,964
----------------------------------------------------------------------------------------------

TOTAL EXPENSES                                           7,667           5,218           1,467
----------------------------------------------------------------------------------------------

Net income before equity in net income of

     wholly-owned subsidiary                            (7,448)         (1,960)         (1,313)
Equity in net income of wholly-owned subsidiary         98,210          92,616          31,128
----------------------------------------------------------------------------------------------

NET INCOME                                            $ 90,762        $ 90,656        $ 29,815
==============================================================================================

                                                                    SCHEDULE III
                                                                          PART 3

                       GCR HOLDINGS LIMITED AND SUBSIDIARY
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              GCR HOLDINGS LIMITED
                            STATEMENTS OF CASH FLOWS
                                (PARENT COMPANY)
                (Expressed in thousands of United States dollars)

                                                                      YEAR ENDED SEPTEMBER 30,
                                                                 1996             1995              1994
                                                          -------------    -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income before equity in net income of wholly-owned        $  (7,448)       $  (1,960)       $  (1,313)
  subsidiary

Adjustments to reconcile net income to cash provided by
  operating activities:
  Dividends paid by wholly-owned subsidiary                     158,960           28,000                0
  Add (deduct) changes in assets and liabilities:
      Accrued investment income                                      71             (113)            (144)
      Prepaid expenses                                              (15)            (109)               0
      Loan interest payable                                      (1,017)           1,017                0
      Accrued expenses and accounts payable                        (263)           1,630                0
      Other liabilities                                            (925)             440              518

---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       149,363           28,905             (939)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in wholly-owned subsidiary                                             40,000         (440,000)

---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   0           40,000         (440,000)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issue of shares                                    38,093               20          451,241
Less: Placement costs                                                                              (8,168)
Less: Issued for notes receivable                                                                  (2,100)
Retirement of shares                                                              (4,593)
Repayment of notes receivable                                       424              317
(Repayment) proceeds of borrowing                              (142,000)         142,000
Dividends to shareholders                                       (47,747)        (201,255)

---------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            (151,230)         (63,511)         440,973
---------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH                                  (1,867)           5,394               34
Cash at the beginning of the year                                 5,428               34                0

=========================================================================================================
CASH AT THE END OF THE YEAR                                   $   3,561        $   5,428        $      34
=========================================================================================================

                                                                     SCHEDULE IV

                       GCR HOLDINGS LIMITED AND SUBSIDIARY
                      SUPPLEMENTARY INFORMATION CONCERNING
                                   REINSURANCE
                (Expressed in thousands of United States dollars)

                                                                 Year ended September 30, 1996
                                     ------------------------------------------------------------------------------------------
                                                                                                                Percentage
                                                           Ceded to          Assumed                            of Amount
                                          Gross             Other          from Other            Net             Assumed
                                          Amount          Companies         Companies          Amount             to Net



Property Premiums Written                    $119,802                $0          $119,802          $119,802                100%
                                     ================= ========================================================================


                                                                 Year ended September 30, 1996
                                     ------------------------------------------------------------------------------------------
                                                                                                                Percentage
                                                           Ceded to          Assumed                            of Amount
                                          Gross             Other          from Other            Net             Assumed
                                         Amount           Companies         Companies          Amount             to Net


Property Premiums Written                    $136,884                $0          $136,884          $136,884                100%
                                     ================= ========================================================================

                                                                 Year ended September 30, 1996
                                     ------------------------------------------------------------------------------------------


                                                                                                                Percentage
                                                           Ceded to          Assumed                            of Amount
                                          Gross             Other          from Other            Net             Assumed
                                          Amount          Companies         Companies          Amount             to Net

Property Premiums Written                    $102,065                $0          $102,065          $102,065                100%
                                     ================= ========================================================================

                                                                      SCHEDULE V

                       GCR HOLDINGS LIMITED AND SUBSIDIARY
                       SUPPLEMENTARY INSURANCE INFORMATION
                (Expressed in thousands of United States dollars)

                    As of September 30, 1996                                 For the year ended September 30, 1996
         ---------------------------------------------------------------------------------------------------------------------------


                         Future
                         Policy                                               Benefits,     Amortization
          Deferred      Benefits,                                              Claims,      of Deferred
           Policy        Losses                                      Net        Losses and      Policy         Other
         Acquisition   Claims and     Unearned     Premium        Investment     Settlement    Acquisition    Operating     Premiums
           Costs        Expenses      Premiums     Revenue          Income        Expenses        Costs       Expenses      Written
Property      $9,416        $39,934       $57,029    $124,461       $28,964       $28,028        $20,025       $14,446      $119,802
         ============ ====================================================== ============= ============================ ============


                 As of September 30, 1995                              For the year ended September 30, 1995
         ---------------------------------------------------------------------------------------------------------------------------

                         Future
                         Policy                                               Benefits,           Amortization
          Deferred      Benefits,                                              Claims,      of Deferred
           Policy        Losses                                    Net        Losses and      Policy         Other
         Acquisition   Claims and     Unearned     Premium     Investment     Settlement    Acquisition    Operating      Premiums
           Costs        Expenses      Premiums     Revenue       Income        Expenses        Costs       Expenses       Written
Property     $10,257        $33,390       $61,688    $120,556       $32,651       $35,293        $17,063       $10,566      $136,884
         ============ ====================================================== ============= ============================ ============


                 As of September 30, 1994                              For the year ended September 30, 1994
         ---------------------------------------------------------------------------------------------------------------------------

                         Future
                         Policy                                               Benefits,           Amortization
          Deferred      Benefits,                                              Claims,      of Deferred
           Policy        Losses                                    Net        Losses and      Policy         Other
         Acquisition   Claims and     Unearned     Premium     Investment     Settlement    Acquisition    Operating      Premiums
           Costs        Expenses      Premiums     Revenue       Income        Expenses        Costs       Expenses       Written
Property      $5,975        $19,705       $45,360     $56,705       $20,095       $25,278         $6,743        $5,277      $102,065
         ============ ====================================================== ============= ============================ ============

                                                                      SCHEDULE X

                       GCR HOLDINGS LIMITED AND SUBSIDIARY
                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
                (Expressed in thousands of United States dollars)



                               Deferred    Reserve for
                                Policy   Unpaid Claims  Discount, if                               Net
                             Acquisition  and Claims      any,         Unearned      Earned     Investment
                                 Costs     Expenses      Deducted       Premiums     Premiums     Income
Affiliation with Registrant



Consolidated Subsidiary

Year ended September 30, 1996   $  9,416   $ 39,934       $ 0         $ 57,029       $124,461     $ 28,964
                                ==========================================================================



Year ended September 30, 1995   $ 10,257   $ 33,390       $ 0         $ 61,688       $120,556     $ 32,651
                                ==========================================================================



Year ended September 30, 1994   $  5,975   $ 19,705       $ 0         $ 45,360       $ 56,705     $ 20,095
                                ==========================================================================

                                     Claims and Claims Expenses   Amortization of
                                              Related to            Deferred
                                     --------------------------      Policy       Paid Claims
                                     Current        Prior         Acquisition   and Claims      Premium
                                       Year         Years            Costs       Expenses       Written


Affiliation with Registrant


Consolidated Subsidiary

Year ended September 30, 1996           $ 31,174     ($ 3,146)       $ 20,025     $ 21,484       $119,802
                                        =================================================================



Year ended September 30, 1995           $ 29,880     $  5,413        $ 17,063     $ 21,608       $136,884
                                        =================================================================



Year ended September 30, 1994           $ 25,278     $      0        $  6,743     $  5,573       $102,065
                                        =================================================================

                                EXHIBIT INDEX


EXHIBIT No.                     DESCRIPTION


*3.1 Amended and Restated Memorandum of Association of the Company (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-04195))

*3.2 Amended and Restated Articles of Association of the Company (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-04195))

*3.3 Amended and Restated Shareholders Agreement, dated as of December 18, 1995, among the Shareholders (as defined therein) and the Company (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-04195))

*3.4 Registration Rights Agreement, dated December 18,1995, between the Company and The Goldman Sachs Group, L.P. and Johnson & Higgins (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-04195))

                                EXHIBIT INDEX


EXHIBIT No.                     DESCRIPTION


*4 Form of Share Certificate (incorporated by reference to the Company's Registration Statement on Form S-1
                  (File No. 33-97736))

*10.1 Employment Agreement, dated as of June 16, 1993, between the Company and Lawrence S. Doyle (the "Doyle Employment Agreement") (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97736))

*10.1A Amendment to the Doyle Employment Agreement, dated as of December 12, 1995 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-04195))

*10.2 Employment Agreement dated as of August 16, 1993, between the Company and Frederick W. Deichmann (the "Deichmann Employment Agreement") (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97736))

*10.2A Amendment to the Deichmann Employment Agreement, dated as of December 12, 1995 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-04195))

*10.3 Employment Agreement dated as of January 15, 1994, between the Company and William G. Fanning (the "Fanning Employment Agreement")(incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97736))

*10.3A Amendment to Fanning Employment Agreement, dated as of December 12, 1995 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-04195))

*10.4 Employment Agreement, dated as of June 16, 1993, between the Company and Robert L. Nason (the "Nason Employment Agreement) (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97736))

*10.4A Amendment to the Nason Employment Agreement, dated as of December 12, 1995 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-04195))

*10.5 Employment Agreement, dated as of June 16, 1993, between the Company and Stephen S. Outerbridge (the "Outerbridge Employment Agreement") (incorporated by reference to the Company's Registration Statement on Form S-1 (File
                  No. 33-97736))

                                EXHIBIT INDEX


EXHIBIT No.                     DESCRIPTION

*10.5A Amendment to the Outerbridge Employment Agreement, dated as of December 12, 1995 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-04195))

*10.6 Non-Recourse Note, dated as of October 8, 1993, between the Company and Steven H. Newman (the "Newman Note") (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97736))

*10.6A Amendment to the Newman Note dated as of April 30, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-04195))

*10.7 Non-Recourse Note, dated as of October 8, 1993, between the Company and Lawrence S. Doyle (the "Doyle Note") (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97736))

*10.7A Amendment to the Doyle Note dated as of April 30, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-04195))

*10.8 Non-Recourse Note, dated as of October 8, 1993, between the Company and Frederick W. Deichmann (the "Deichmann Note") (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97736))

*10.8A Amendment to the Deichmann Note dated as of April 30, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-04195))

*10.9 Non-Recourse Note, dated as of January 15, 1994, between the Company and William G. Fanning (the "Fanning Note") (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97736))

*10.9A Amendment to the Fanning Note dated as of April 30, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-04195))

*10.10 Non-Recourse Note, dated as of October 8, 1993, between the Company and Robert L. Nason (the "Nason Note") (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97736))

*10.10A Amendment to the Nason Note dated as of April 30, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-04195))

                                 EXHIBIT INDEX

EXHIBIT No.                      DESCRIPTION

*10.11 Non-Recourse Note, dated as of October 8, 1993, between the Company and Stephen S. Outerbridge (the "Outerbridge Note") (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97736))

*10.11A Amendment to the Outerbridge Note dated as of April 30, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-04195))

*10.16 Chairman's Incentive Agreement, dated as of June 16, 1993, between the Company and Steven H. Newman (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97736))

*10.16A Amended and Restated Chairman's Incentive Agreement, dated as of November 16, 1995, between the Company and Steven H. Newman (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97736))

*10.17 The Company's Share Option Plan (incorporated by reference to the Company's Registration Statement on Form S-1 (File
                  No. 33-97736))

*10.17A The Company's Amended and Restated Share Option Plan (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97736))

*10.18 The Company's Incentive Compensation Plan (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97736))

*10.18A The Company's Amended and Restated Incentive Compensation Plan (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97736))

*10.19 Custodian Agreement, dated December 16, 1994, between Global Capital Re and Mellon Bank, N.A., London Branch (incorporated by reference to the Company's Registration Statement on Form S-1 File No. 33-97736))

*10.20 Discretionary Investment Advisory Agreement, dated October 8, 1993, between Global Capital Re and Goldman Sachs Asset Management International, as amended by letter dated February 28, 1994 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-04195))

                                 EXHIBIT INDEX

EXHIBIT No.                      DESCRIPTION


*10.21 Credit Agreement, dated as of August 17, 1995, among the Company, the Lenders named therein and The First National Bank of Chicago, as Agent (the "Credit Agreement") (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97736))

*10.22 Amendment No. 1 to the Credit Agreement, dated as of October 27, 1995 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97736))

*10.23 Share Pledge Agreement, dated as of September 29, 1995, between the Company and The First National Bank of Chicago, as Agent (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97736))

*10.24 Software License Agreement, dated October 8, 1993, between Applied Insurance Research, Inc. and Global Capital Re (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97736))

*10.25 The Company's Amended and Restated Nonemployee Directors Share Option Plan, dated April 18, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-04195))

*10.26 The Company's Amended and Restated 1995 Share Option Plan, dated as of April 18, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1 (File
                  No. 333-04195))

*10.27 Amendment No. 2 to the Credit Agreement, dated as of February 28, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-04195))

*10.28 Form of Share Option Agreement between the Company and employees of the Company who received grants of options pursuant to the Company's 1995 Share Option Plan (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-04195))

*10.29 Form of Restricted Share Agreement between the Company and employees of the Company who received grants of Restricted Shares of the Company pursuant to the Company's 1995 Share Option Plan (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-04195))

                                EXHIBIT INDEX


EXHIBIT No.                     DESCRIPTION

*10.30 Form of Share Option Agreement between the Company and the directors of the Company who received grants of options pursuant to the Company's Nonemployee Directors Share Option Plan (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-04195))

11                Statement regarding computation of per share earnings

13 Portions of the Company's 1996 Annual Report to Shareholders under the captions "Financial Highlights", "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Consolidated Financial Statements" at pages 4, 11-16 and 17-31, respectively, are expressly incorporated by reference in this Annual Report on Form 10-K and filed herewith as part of this Report. The 1996 Annual Report to Shareholders of the Company was furnished to the Commission on November 26, 1996 pursuant to Rule 14a-3(c) under the Exchange Act for the information of the Commission only, and except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, is not to be deemed filed as part of this Report

*21 Subsidiary of the Company (incorporated by reference to the Company's Registration Statement on Form S-1 (File
                  No. 33-97736))

24.               Powers of Attorney

27.               Financial Data Schedule


_____________________________
*  Incorporated by reference