Form 10-Q
period 1996-12-31
GCR HOLDINGS LTD
filed 1997-01-27
CIK 913912

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      December 31, 1996
                               -------------------------------------------------


Commission file number              0-27220
                       ---------------------------------------------------------

                              GCR Holdings Limited
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


Cayman Islands                                          not applicable
--------------------------------------------------------------------------------
(state or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


         Sofia House, 48 Church Street, Hamilton  HM 12, Bermuda
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


         (441) 292 9415
--------------------------------------------------------------------------------

              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---


     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


         Class                                    Outstanding January 27, 1997
         -----                                    ----------------------------
         Ordinary shares, U.S. $0.10 par value             24,765,255
         Other shares, U.S. $0.10 par value                         0

PART 1.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

GCR HOLDINGS LIMITED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars)


                                                                     December 31     September 30
                                                                        1996             1996
                                                                     (unaudited)
ASSETS
Fixed maturity investments, at fair value (amortized
cost $452,061 and $438,393) ..................................       $ 451,578        $ 438,204
Other investments, at cost ...................................           1,250               --
Cash and cash equivalents ....................................           8,250           14,070
Premiums receivable ..........................................          29,619           45,542
Accrued Investment income ....................................           5,258            8,941
Deferred acquisition costs ...................................           5,545            9,416
Other assets .................................................           4,370              667
                                                                     ---------        ---------
Total Assets .................................................       $ 505,870        $ 516,840
                                                                     =========        =========

LIABILITIES

Reserve for losses and loss expenses .........................       $  35,557        $  39,934
Unearned premium reserve .....................................          30,698           57,029
Accrued expenses .............................................           2,331            2,840
                                                                     ---------        ---------
Total Liabilities ............................................          68,586           99,803
                                                                     ---------        ---------
Minority interest ............................................          10,017               --
                                                                     ---------        ---------

SHAREHOLDERS' EQUITY

Share capital ................................................           2,477            2,467
Paid in capital ..............................................         357,551          355,295
Notes receivable for shares issued ...........................            (936)          (1,359)
Unrealized appreciation (depreciation) on investments, net ...            (483)            (129)
Retained earnings ............................................          68,658           60,763

                                                                     ---------        ---------
Total Shareholders' Equity ...................................         427,267          417,037
                                                                     ---------        ---------
Total Liabilities and Shareholders' Equity ...................       $ 505,870        $ 516,840
                                                                     =========        =========


The accompanying notes are an integral part of these financial statements

GCR HOLDINGS LIMITED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands of U.S. dollars, except per share data)

                                                    Quarter Ended       Quarter Ended
                                                  December 31, 1996   December 31, 1995
REVENUES
Premiums written .............................      $      4,099        $     7,555
Change in unearned premiums ..................            26,331             25,339
                                                    ------------        -----------
Premiums earned ..............................            30,430             32,894
Investment income, net .......................             6,562              8,294
Realized gains (losses) on investments, net...                83                764
Exchange gain (loss) .........................               224                 47
                                                    ------------        -----------
Total Revenues ...............................            37,299             41,999
                                                    ------------        -----------

EXPENSES

Losses and loss expense ......................             6,227             10,210
Acquisition expenses .........................             4,714              4,738
General and administrative expenses ..........             3,091              1,933
Interest expense .............................                --              2,402
                                                    ------------        -----------
Total Expenses ...............................            14,032             19,283
                                                    ------------        -----------
Minority interest ............................               (17)                --
                                                    ------------        -----------

NET INCOME ...................................            23,250             22,716

Retained earnings, beginning of period .......            60,763             17,127
Dividends to shareholders ....................            15,355                 --
                                                    ------------        -----------
Retained earnings, end of period .............      $     68,658        $    39,843
                                                    ============        ===========

Net income per share .........................      $       0.93        $      0.99

Proforma net income per share
   (giving effect to sponsor warrant exercise
    and share repurchase) ....................      $        n/a        $      0.91

Weighted average shares ......................        25,019,860         22,861,212

The accompanying notes are an integral part of these financial statements

GCR HOLDINGS LIMITED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands of U.S. dollars)



                                                                Three Months ended December 31
                                                                    1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................       $  23,250        $  22,716
Adjustments to reconcile net income to cash
provided by operating activities:
   Depreciation and amortization .........................             139              100
   Realized (gains) losses on sale of investments, net ...             (83)            (764)
   Minority interest .....................................              17               --
   Add (deduct) changes in assets and liabilities:
         Premiums receivable .............................          15,923           18,632
         Deferred acquisition costs ......................           3,870            3,813
         Accrued investment income .......................           3,683            5,335
         Other assets ....................................          (3,828)            (519)
         Unearned premium reserve ........................         (26,331)         (25,339)
         Reserve for losses and loss expense .............          (4,377)           2,965
         Accrued expenses ................................            (508)          (1,834)
                                                                 ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ................          11,755           25,105
                                                                 ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments ........................         415,642          311,366
Purchase of investments ..................................        (430,537)        (354,759)
Purchase of fixed assets .................................             (15)             (27)
                                                                 ---------        ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ......         (14,910)         (43,420)
                                                                 ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Minority interest investment in joint venture ............          10,000
Proceeds from issue of ordinary shares ...................           2,265           36,340
Repayment of notes receivable ............................             424              424
Repayment of loans .......................................              --          (34,000)
Dividends to shareholders ................................         (15,354)
                                                                 ---------        ---------
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES ......          (2,665)           2,764
                                                                 ---------        ---------

NET DECREASE IN CASH .....................................          (5,820)         (15,551)
Cash and cash equivalents at beginning of period .........          14,070           41,490
                                                                 ---------        ---------
Cash and cash equivalents at end of period ...............       $   8,250        $  25,939
                                                                 =========        =========

The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1) The consolidated interim financial statements of the Company have been prepared on the basis of United States generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended September 30, 1996. The results of operations for any interim period are not necessarily indicative of results for the full year.

2) Global Capital Reinsurance Limited, a wholly owned subsidiary, has made an initial investment of $10 million in Capital Global Underwriting Limited, a joint venture with Capital Re Corporation and agreed to contribute an additional $15 million as needed to support the joint venture's growth. The minority interest in the joint venture and its results are presented on the face of the consolidated balance sheet and in the statement of income.

3) In connection with the Company's initial public offering of 7.6 million shares on December 18, 1995, the Company's sponsors exercised warrants to acquire 3.3 million shares at an aggregate exercise price of $36.3 million ($11.00 per share). The Company also sponsored a second offering of 5.4 million shares on behalf of shareholders on July 18, 1996. The Company's subsidiary purchased 1 million shares in the offering which were retired in December 1996.

4) The authorized share capital of the Company is $7,500,000 consisting of 50,000,000 ordinary shares of $0.10 par value, of which 24,765,255 shares were issued and outstanding on December 31, 1996, and 25,000,000 other shares of $0.10 par value, none of which have been issued.

5) Net income per share is based on earnings divided by the weighted average common shares, including common share equivalents, outstanding during the period. Pro forma net income per share was $0.91 for the quarter ended December 31, 1995, assuming the shares issued pursuant to sponsor warrants had been outstanding and shares repurchased by the Company's subsidiary in the offering of July 18, 1996 had been constructively retired throughout the period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND LIQUIDITY AND CAPITAL RESOURCES


The consolidated interim financial statements included in this Form 10-Q are for the first quarter, ended December 31, 1996, of the Company's 1997 fiscal year The Company reports on a September 30 fiscal year. All amounts are reported in United States currency.


SEASONAL AND PRICING TRENDS AND EFFECT ON PREMIUMS WRITTEN AND EARNED

Renewal dates for property catastrophe reinsurance business are generally concentrated in the first and second quarters of each calendar year -- i.e., in the second and third quarters of the Company's fiscal year. The fourth calendar quarter, the period under review, is not a significant renewal period for either the industry as a whole or for the Company, consequently, new premiums written in the quarter are traditionally low. However, the industry practice of earning premium income ratably over the term of the underlying contracts means that premium income is not concentrated in any interim period.

The Company and, based on industry trade publications, underwriting submissions and meetings with clients and brokers, management believes the global property catastrophe reinsurance market has experienced reductions in premium rates of 10% to 15% in 1995 compared to 1994 and in 1996 compared to 1995. These reductions, the result of favorable loss experience throughout the industry, adversely affected the volume of premium written by the Company in the first and second calendar quarters of 1996 (in the prior fiscal year) -- the impact of which flows into the period under review as a reduction in earned premium when compared to the same period of the prior fiscal year.

Further rate reductions of 15% on average are being seen in the January 1997 renewal season. This reduction in rates has caused the Company to reduce, and in some cases cancel, its participation in business which it considers to be inadequately priced.


RESULTS OF OPERATIONS, QUARTER ENDED DECEMBER 31, 1996 AND 1995

Written premiums for the first quarter of the Company's 1997 fiscal year, which ended December 31, 1996, were $4.1 million, a decrease of $3.5 million from $7.6 million written in the same period last year. The reduction resulted from increased price competition, the change in renewal date for one large contract in the United Kingdom to January 1, 1997, in the next fiscal period for the Company, and Company decisions to reduce participation in a few existing programs. Earned premiums of $30.4 million were down 7.5% compared to 1995 when the Company earned premiums of $32.9 million, reflecting reductions in written premium in the prior fiscal year and the industry practice of earning premium income ratably over the contract period.

Losses and loss expenses for the quarter ended December 31, 1996 were $6.2 million, an improvement of $4 million when compared to 1995. The Company did not experience any new catastrophic losses during the first quarter of the 1997 fiscal year (unlike the same period in the prior fiscal year, which included losses resulting from Hurricane Opal in Florida in early October 1995). The Company's loss ratio (the ratio of losses incurred to earned premium) was 20.5% in the period under review compared with 31.0% for 1995. The Company is subject to the infrequent but severe effects of natural and man-made catastrophes which can lead to volatile losses and net income.

Acquisition expenses, primarily commission and brokerage related to the production of premium income, were unchanged at $4.7 million for the quarters ended December 31, 1996 and 1995.

General and Administrative expenses increased to $3.1 million in the quarter ended December 31, 1996. The increase reflects an increase in the Company's staff, increased travel costs and adjustments of compensation expense reflecting shareholder approval of plan amendments.

Investment income fell 20.9% from $8.3 million in the quarter ended December 31, 1995 to $6.6 million in the quarter ended December 31, 1996. This reduction was a result of the utilization of invested assets to repay the Company's debt in February 1996.

The Company did not incur interest expense in the quarter under review as all borrowings had been repaid in February 1996. Interest expense in the first quarter of the prior fiscal year was $2.4 million on borrowing of $142 million under the Company's line of credit.

Net income for the first quarter of the Company's fiscal year was $23.3 million ($0.93 per share), an increase of 2.4% compared to the $22.7 million ($0.99 per share) earned in the first quarter of the prior fiscal year. Pro forma net income per share was $0.91 for the quarter ended December 31, 1995, assuming shares issued pursuant to sponsor warrants in mid-December 1995 had been outstanding and shares repurchased by the Company's subsidiary in the second public offering of July 18, 1996 had been constructively retired throughout the period.

The Company established two new operations during the quarter under review. Capital Global Underwriters Limited (CGUL), a joint venture between Global Capital Reinsurance Limited ("Global Capital Re", a wholly-owned subsidiary of GCR Holdings Limited) and Capital Re Corporation, has been formed with combined capital of $20 million. CGUL will specialize in financial reinsurance and will allow Global Capital Re to continue its diversification efforts. The Company also established Global Capital Underwriting Limited, a fully-owned subsidiary of Global Capital Re, to participate as a corporate parallel syndicate to underwrite a marine insurance portfolio at Lloyd's of

London. Both of these investments are modest in scope and are not expected to have a meaningful impact on results in the current fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

The Company is a holding company which conducts no operations of its own and whose assets essentially consist of its equity interest in its principal operating subsidiary, Global Capital Re. The Company's cash flows are, therefore, restricted to distributions from Global Capital Re and borrowings under the Company's credit facility. Distributions by Global Capital Re are restricted by various statutory requirements in Bermuda, its domicile, which are determined by its financial condition and operating results. Global Capital Re would be required to notify Bermuda authorities before making any distribution to the Company in excess of approximately $106.5 million during the current year fiscal year

Cash flow from operations was $11.8 million for the quarter compared with $25.1 million last year. The most significant change in the current period was the higher level of losses paid by the Company (mainly on losses incurred in the period prior to the fiscal quarter under review) in 1996 compared with the same period in 1995. The Company's cash flows may fluctuate substantially between individual quarters and years due to large loss payments resulting from the infrequent but severe catastrophic losses which can be expected from time to time. Net cash flows from operating activities are added to funds available for investment by Global Capital Re.

Net cash used for investing activities was $14.9 million in 1996 compared to $43.4 million in the quarter ended December 31, 1995 as the result of reduced cash flow from operations. A portion of the Company's invested assets are used to secure letters of credit issued to clients in the normal course of business. Assets of $41.2 million were pledged at December 31, 1996.

An initial public offering was completed by the Company on behalf of existing shareholders in December 1995 (during the first quarter of the prior fiscal year). The Company did not receive any of the proceeds from the offering although it did receive $36.3 million from the exercise of sponsor warrants to acquire 3.3 million ordinary shares. The Company used $34 million of these proceeds to reduce outstanding borrowings under the line of credit. A second public offering of shares held by original shareholders was held in July 1996. In that offering, Global Capital Re bought one million shares for $20.9 million. These shares were repurchased by the Company in December 1996 and retired.

The Company invested $10 million in Capital Global Underwriting Limited, which was established during the quarter under review. The Company agreed to contribute an additional $15 million as needed to support the joint venture's growth. The minority interest in the joint venture and its results are presented on the face of the consolidated balance sheet and in the statement of income.

The Company paid a dividend of $15.4 million ($0.62 per ordinary share) during the quarter ended December 31, 1996. The Company did not pay any dividends during the same quarter of the prior year.

The Company maintains a three year, $150 million revolving credit facility with a group of commercial banks. The facility is available for general corporate purposes, subject to ongoing compliance with financial ratios and other requirements. Among other things, the Company is required to maintain a consolidated net worth, and cause Global Capital Re to maintain a net worth, of at least $250 million (as of December 31, 1996, such consolidated net worth of the Company was approximately $427 million) and will cause Global Capital Re to maintain a ratio of premiums written to net worth, determined as of the end of each fiscal quarter for the four fiscal quarters ending on such date, of not more than 0.75 to 1.0 (as of December 31, 1996, such ratio was 0.28 to 1). As security for its obligations under the line of credit, the Company has pledged all of the capital shares of Global Capital Re. The revolving credit facility terminates on August 17, 1998. No amounts are outstanding under the facility and the Company is in compliance with all the financial and other requirements of the facility.


OTHER MATTERS

As a result of the repurchase from its subsidiary and retirement by the Company of one million shares in December 1996 and other transactions in its shares during the period under review, the Company believes that certain restrictions on the transfer, issuance and repurchase of its shares contained in its Articles of Association have terminated. Among other things, these restrictions required the Board of Directors to decline to register a transfer of shares if they had reason to believe that the result of the transfer would be to increase the number of total "Controlled Shares" of any U.S. person other than a "Goldman Sachs Person" to 10% or more of the shares of the Company. For a description of these restrictions and the consequences of their termination, see the Company's 1996 Annual Report on Form 10-K.

PART 11. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On December 19, 1996 an Annual General Meeting of shareholders of the Company was held. At that meeting shareholders were asked to vote upon the resolutions: (1) to elect ten directors of the Company to hold office until the conclusion of the next annual general meeting of the Company's shareholders, (2) to approve the appointment of Arthur Andersen & Co. as the Company's independent auditors for the fiscal year ending September 30, 1997, (3) to approve the Company's Amended and Restated Non-Employee Directors Share Option Plan and Amended and Restated 1995 Share Option Plan, both of which were originally adopted before the Company's initial public offering in December 1995, and thereby approve prior grants of restricted shares made contingent upon shareholder approval of these plans, (4) to approve the adoption of the Company's new 1996 Share Incentive Plan, (5) to authorize the Company to purchase from its wholly owned subsidiary, Global Capital Reinsurance Limited, one million Ordinary Shares of the Company currently held by such subsidiary, within 90 days after the Fiscal 1996 Annual General Meeting and at a purchase price of $20.92 per share and
         (6) to approve an amendment of the Company's Amended and Restated Articles of Association to permit the annual general meeting of shareholders to be held at any time on or before the 123rd day after the Company's fiscal year end and to approve certain related amendments of the Articles in order to accommodate this change. All resolutions were passed by the following vote of shareholders;

         PROPOSAL 1 - DIRECTORS

         Directors                                  For                 Withheld
         ---------                                  ---                 --------
         Lawrence S. Doyle                          13,687,344          143,694
         J. Markham Green                           13,687,344          143,694
         John P. McNulty                            13,687,344          143,694
         Loay Al-Naqib                              13,687,344          143,694
         Steven H. Newman                           13,619,744          211,294
         David A. Olsen                             13,687,344          143,694
         Joseph D. Roxe                             13,687,344          143,694
         Jerry S. Rosenbloom                        13,687,344          143,694
         Michael E. Satz                            13,687,344          143,694
         Donald J. Zuk                              13,687,344          143,694


         PROPOSAL 2 - AUDITORS

                       For               Against        Abstain        Non-Vote
                       ---               -------        -------        --------
         Shares        13,803,319        7,490          19,779         0

         PROPOSAL 3 - NON-EMPLOYEE DIRECTOR SHARE OPTION PLAN

                       For               Against        Abstain        Non-Vote
                       ---               -------        -------        --------
         Shares        11,982,460        495,911        263,149        1,089,518

         PROPOSAL 4 - SHARE INCENTIVE PLAN

                       For               Against        Abstain        Non-Vote
                       ---               -------        -------        --------
         Shares        10,557,703        1,899,917      326,764        1,046,654

         PROPOSAL 5 - AUTHORIZED TO PURCHASE

                       For               Against        Abstain        Non-Vote
                       ---               -------        -------        --------
         Shares        12,127,717        313,199        306,604        1,089,518

         PROPOSAL 6 - ARTICLES OF ASSOCIATION

                       For               Against        Abstain        Non-Vote
                       ---               -------        -------        --------
         Shares        12,971,482        309,649        341,245        208,662

         No other business was conducted at the Annual General Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Index
         Attached:

               Exhibit 11        Computation of Earnings Per Share

         Filed via EDGAR system:

               Exhibit 27        Financial Data Schedule


(b)      Reports on Form 8-K

         There were no reports on Form 8-K files for the three months ended December 31, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GCR Holdings Limited


Date:  January 27, 1997              By: /s/ Frederick W. Deichmann
                                         ---------------------------------------
                                             Frederick W. Deichmann
                                             Chief Financial Officer
                                             and Secretary
                                             (as principal financial officer and
                                             duly authorized officer)