Form 10-Q
period 1997-03-31
GCR HOLDINGS LTD
filed 1997-05-05
CIK 913912

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997


Commission file number 0-27220

                              GCR Holdings Limited

             (Exact name of registrant as specified in its charter)


Cayman Islands                                                    not applicable
(state or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)


             Sofia House, 48 Church Street, Hamilton HM 12, Bermuda
(Address of principal executive offices)                              (Zip Code)


         (441) 292 9415
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----   ----

         Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


         Class                                      Outstanding   April 29, 1997
         -----                                      ----------------------------
         Ordinary shares, U.S. $0.10 par value                 24,766,255
         Other shares, U.S. $0.10 par value                        0

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GCR HOLDINGS LIMITED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars)

                                                          March 31,    September 30,
                                                            1997           1996
                                                        -----------    -------------
                                                        (unaudited)
ASSETS
Fixed maturity investments, at fair value (amortized
cost $393,318 and $438,393)...........................   $  389,621      $  438,204
Other investments.....................................       11,288               0
Cash and cash equivalents.............................       49,342          14,070
Premiums receivable...................................       61,775          45,542
Accrued investment income.............................        6,569           8,941
Deferred acquisition costs............................        9,745           9,416
Other assets..........................................        4,514             667
                                                         ----------      ----------
Total Assets..........................................   $  532,854      $  516,840
                                                         ==========      ==========

LIABILITIES
Reserve for losses and loss expenses..................   $   34,787      $   39,934
Unearned premium reserve..............................       68,982          57,029
Accrued expenses......................................        2,768           2,840
                                                         ----------      ----------
Total Liabilities.....................................      106,537          99,803
                                                         ----------      ----------
SHAREHOLDERS' EQUITY
Share capital.........................................        2,477           2,467
Paid in capital.......................................      357,935         355,295
Notes receivable for shares issued....................         (936)         (1,359)
Unrealized appreciation (depreciation) on
  investments, net....................................       (3,697)           (129)
Retained earnings.....................................       70,538          60,763
                                                         ----------      ----------
Total Shareholders' Equity............................      426,317         417,037
                                                         ----------      ----------
Total Liabilities and Shareholders' Equity............   $  532,854      $  516,840
                                                         ==========      ==========

   The accompanying notes are an integral part of these financial statements

GCR HOLDINGS LIMITED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands of U.S. dollars, except per share data)


                                                           Quarter Ended March 31,       Six Months Ended March 31,
                                                            1997           1996             1997            1996
                                                            ----           ----             ----            ----
REVENUES
Gross premiums written                                  $    65,998     $    66,469     $    70,097     $    74,024
Premium ceded                                                (3,759)              0          (3,759)              0
                                                        -----------     -----------     -----------     -----------
Net premiums written                                         62,239          66,469          66,338          74,024
Change in unearned premiums                                 (38,284)        (35,859)        (11,953)        (10,520)
                                                        -----------     -----------     -----------     -----------
Premiums earned                                              23,955          30,610          54,385          63,504
Investment income, net                                        6,468           7,650          12,997          15,944
Realized gains (losses) on investments, net                    (407)            376            (325)          1,140
Exchange gain (loss)                                           (117)            (30)            107              17
                                                        -----------     -----------     -----------     -----------
Total Revenues                                               29,899          38,606          67,164          80,605
                                                        -----------     -----------     -----------     -----------

EXPENSES
Losses and loss expenses                                      5,796           3,184          12,023          13,394
Acquisition expenses                                          4,440           4,642           9,154           9,380
General and administrative expenses                           2,644           3,176           5,736           5,109
Interest expense                                                  0           1,161               0           3,563
                                                        -----------     -----------     -----------     -----------
Total Expenses                                               12,880          12,163          26,913          31,446
                                                        -----------     -----------     -----------     -----------
Income before equity in earnings of affiliate                17,019          26,443          40,251          49,159
Equity in earnings of affiliate                                 216               0             233               0
                                                        -----------     -----------     -----------     -----------
NET INCOME                                                   17,235          26,443          40,484          49,159

Retained earnings, beginning of period                       68,658          39,843          60,763          17,127
Dividends to shareholders                                   (15,355)        (15,914)        (30,709)        (15,914)
                                                        -----------     -----------     -----------     -----------
Retained earnings, end of period                        $    70,538     $    50,372     $    70,538     $    50,372
                                                        ===========     ===========     ===========     ===========

Net income per share                                    $      0.69     $      1.02     $      1.62      $     2.01

Weighted average shares outstanding                      25,048,077      25,943,102      25,033,969      24,402,157

The accompanying notes are an integral part of these financial statements.

GCR HOLDINGS LIMITED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands of U.S. dollars)

                                                          Six Months Ended March 31,
                                                             1997           1996
                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  40,484      $  49,159
Adjustments to reconcile net income to cash
provided by operating activities:
  Depreciation and amortization                                  297            189
  Realized (gains) losses on sale of investments, net            325         (1,140)
  Equity in earnings of affiliate                               (233)             0
  Add (deduct) changes in assets and liabilities:
        Premiums receivable                                  (16,233)       (13,705)
        Deferred acquisition costs                              (329)          (583)
        Accrued investment income                              2,372           (341)
        Other assets                                          (3,815)          (382)
        Unearned premium reserve                              11,953         10,520
        Reserve for losses and loss expenses                  (5,147)           941
        Accrued expenses                                         (72)        (2,456)
                                                            ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     29,602         42,202
                                                            ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments                            599,268        590,270
Purchase of investments                                     (555,633)      (528,637)
Investment in joint venture                                  (10,000)             0
Purchase of fixed assets                                        (329)           (66)
                                                            ---------      ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           33,306         61,567
                                                            ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issue of ordinary shares                         2,650         37,568
Repayment of notes receivable                                    423            424
Repayment of loans                                                 0       (142,000)
Dividends to shareholders                                    (30,709)       (15,914)
                                                            ---------      ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (27,636)      (119,922)
                                                            ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          35,272        (16,153)
Cash and cash equivalents at beginning of period              14,070         41,490
                                                            ---------      ---------
Cash and cash equivalents at end of period                 $  49,342      $  25,337
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

2) The Company's investment in Capital Global Underwriting Limited, a joint venture, is reported on the equity method among other investments in the balance sheet and as equity in earnings of affiliate in the income statement. The Company has agreed to contribute an additional $15 million as needed to support the joint venture.

3) In connection with the Company's initial public offering of 7.6 million shares on December 18, 1995, the Company's sponsors exercised warrants to acquire 3.3 million shares at an aggregate exercise price of $36.3 million ($11.00 per share). The Company also sponsored a second offering of 5.4 million shares on behalf of shareholders on July 18, 1996. The Company's subsidiary purchased one million shares in that offering that were retired in December 1996.

4) The authorized share capital of the Company is $7,500,000 consisting of 50,000,000 ordinary shares of $0.10 par value, of which 24,766,255 shares were issued and outstanding on March 31, 1997, and 25,000,000 other shares of $0.10 par value, none of which have been issued.

5) Net income per share is based on earnings divided by the weighted average common shares, including common share equivalents, outstanding during the period. The effect of the introduction of Statement of Accounting Standards No128 is discussed in "Other Matters" of Management's Discussion and Analysis of Results of Operations.

6) The Board of Directors has declared a quarterly dividend of $0.62 per ordinary share payable May 27, 1997 to shareholders of record on May 14, 1997.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND LIQUIDITY AND CAPITAL RESOURCES


The consolidated interim financial statements included in this Form 10Q are for the second quarter and six months ended March 31, 1997 of the Company's 1997 fiscal year. The Company reports on a September 30 fiscal year. All amounts are reported in United States Dollars.


SEASONAL AND PRICING TRENDS AND EFFECT ON PREMIUMS WRITTEN AND EARNED

The Company has experienced a reduction of 15% on average in premium rates in 1997. Based on industry trade publications, underwriting submissions and meetings with clients and brokers, management believes the global catastrophe reinsurance market has experienced similar reductions in premium rates in 1997 compared with 1996 and a similar rate reduction experienced in 1996 compared to 1995. The reduction in rates has caused the Company to reduce, and in some cases cancel, its participation in business which it considers to be inadequately priced.

Renewal dates for property catastrophe reinsurance are generally concentrated in the first and second quarters of each calendar year -- i.e., in the second and third quarters of the Company's fiscal year. The first calendar quarter, the period under review, is the Company's most important renewal period. The industry practice of earning premium income ratably over the term of the underlying contracts means that earned premium is not concentrated in any interim period. However, the effect of premium rate reductions, such as those being experienced by the Company and industry as a whole, are reflected as a reduction in earned premiums in the following periods. In addition, although premium written by the Company in the period under review is little changed compared to the same period of the prior year, a significant portion of that premium will be earned over a period greater than one year. A further portion has been written on behalf of others. For these reasons, earned premium has been reduced when compared to 1996.


RESULTS OF OPERATIONS, QUARTER ENDED MARCH 31, 1997 AND 1996

Gross written premiums for the second quarter of the Company's 1997 fiscal year, which ended on March 31, 1997, were $66.0 million, a decrease of $0.5 million from the $66.5 million written in the same period last year. Although the decrease in written premiums was slight, the 1997 amount includes premium written for a new contract which will be earned over two years rather than one as is generally the case for most of the Company's core excess-of-loss business. In addition, premium written includes $3.8 million of new premiums written on behalf of others, including $2.6 million written on behalf of the Company's new joint venture. Such premiums were subsequently ceded to others, therefore, the net premium retained by the Company excludes such premiums. The Company did not write any such "fronted" business last year. Net premiums written by the Company were $62.2 million, a reduction of $4.3 million compared with $66.5 million written in 1996.

Earned premium of $24.0 million was down $6.6 million compared to the same period last year. This is a reflection of the reduction in net premiums written for the 1997 underwriting year, the unearned portion of the two-year contract referred to previously and negative adjustments on certain contracts for which clients provide an estimate of subject premium.

Loss and loss expenses for the quarter were $5.8 million for the quarter compared to $3.2 million in the second quarter of the 1996 fiscal year, which included favorable loss developments related to events recorded in previous periods. The Company did not experience any significant catastrophic losses in either of these periods. The Company is subject to the infrequent but severe effects of natural and man-made catastrophes that can lead to volatile losses and net income.

Acquisition expenses, primarily commission and brokerage related to the production of premium income, fell slightly to $4.4 million from $4.6 million. Acquisition expenses increased as a percentage of earned premium reflecting a changing mix of business.

General and administrative expenses fell $0.6 million from $3.2 million in the second quarter of the 1996 fiscal year to $2.6 million in the period under review. Expenses for the prior year included expenses related to the Company's first public offering and an increase in compensation expense related to the adjustment in the exercise price of outstanding share options.

Investment income of $6.5 million was down $1.2 million from the $7.7 earned in the same period last year. This was mainly due to a reduction in average invested assets in 1997 when compared with 1996 resulting from the liquidation of invested assets to repay outstanding debt in February 1996.

The Company did not incur interest expense in the quarter under review as all borrowings had been repaid in February 1996. Interest expense in the second quarter of the prior fiscal year was $1.2 million on borrowing of $108 million outstanding for part of the quarter.

The Company earned $216,000 from its participation in the new joint venture, Capital Global Underwriters Limited (CGUL), established during the first quarter of the current fiscal year.

Net income for the year fell $9.2 million from $26.4 million in 1996 to $17.2 million for the quarter ended March 31, 1997. Income per share for the quarter was $0.69 compared to $1.02 earned in the same period last year.

RESULTS OF OPERATIONS, SIX MONTHS ENDED MARCH 31, 1997 AND 1996

Gross written premiums for the first six months of the Company's 1997 fiscal year, which ended on March 31, 1997, were $70.1 million, a decrease of $3.9 million from the $74.0 million written in the same period last year. The 1997 amount includes premium written for a new contract which will be earned over two years rather than one as is generally the case for most of the Company's core excess-of-loss business. In addition, premium written includes $3.8 million of new premiums written on behalf of others, including $2.6 million written on behalf of the Company's new joint venture. Such premiums were subsequently ceded to others, therefore, the net premium retained by the Company excludes such premiums. The Company did not write any such "fronted" business last year. Net premiums written by the Company were $66.3 million, a reduction of $7.7 million compared with $74.0 million written in 1996.

Earned premium of $54.4 million was down $9.1 million compared to the same period last year. This is a reflection of the reduction in net premiums written for the 1997 underwriting year and the unearned portion of the two-year contract referred to previously.

Loss and loss expenses for the quarter were $12.0 million for the six month period compared to $13.4 million in the first half of the 1996 fiscal year. The Company did not experience any significant catastrophic losses in the period under review. Expenses for the same period in the 1996 fiscal year included losses resulting from Hurricane Opal in October 1995 offset in part by favorable development of earlier losses. The Company is subject to the infrequent but severe effects of natural and man-made catastrophes that can lead to volatile losses and net income.

Acquisition expenses, primarily commission and brokerage related to the production of premium income, fell slightly to $9.2 million from $9.4 million. Acquisition expenses increased as a percentage of earned premium reflecting a changing mix of business.

General and administrative expenses increased $0.6 million from $5.1 million in the first half of the 1996 fiscal year to $5.7 million in the period under review. The increase reflects an increase in the Company's staff, increased travel and software expenses and adjustments of compensation expense reflecting shareholder approval of compensation plan amendments.

Investment income of $13.0 million was down $2.9 million from the $15.9 earned in the same period last year. This was mainly due to a reduction in average invested assets in 1997 when compared with 1996 resulting from the liquidation of invested assets to repay all outstanding debt by February 1996.

The Company did not incur interest expense in the period under review as all borrowings had been repaid by February 1996. Interest expense in the first half of the prior fiscal year was $3.6 million on borrowing of $142 million outstanding for part of the period.

The Company earned $233,000 from its participation in the new joint venture, Capital Global Underwriters Limited (CGUL), established during the first quarter of the current fiscal year.

Net income for the year fell $8.7 million from $49.2 million in 1996 to $40.5 million for the six months ended March 31, 1997. Income per share for the period was $1.62 compared to $2.01 earned in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company is a holding company which conducts no operations of its own and whose assets essentially consist of its equity interest in its principal operating subsidiary, Global Capital Re. The Company's cash flows are, therefore, restricted to distributions from Global Capital Re and borrowings under the Company's credit facility. Distributions by Global Capital Re are restricted by various statutory requirements in Bermuda, its domicile, which are determined by its financial condition and operating results. Global Capital Re would be required to notify Bermuda authorities before making any distribution to the Company in excess of approximately $107 million during the current fiscal year.

Cash flow from operations was $29.6 million for the six months compared with $42.2 million last year. The Company's cash flows may fluctuate substantially between individual quarters and years due to large loss payments resulting from the infrequent but severe catastrophic losses that can be expected from time to time. Net cash flows from operating activities are added to funds available for investment by Global Capital Re.

Net cash provided by investing activities was $33.3 million in the six months ended March 31, 1997, compared to cash provided of $61.6 million in the same period last year. The Company invested $10 million in Capital Global Underwriting Limited, which was established in the first quarter of the period under review. The Company agreed to contribute an additional $15 million as needed to support the joint venture's growth. In the prior year, the Company sold a portion of its investments to finance the repayment of its borrowings of $142 million by February 1996. In 1997, $35.3 million of the cash provided by investing activities was used to acquire cash equivalents. A portion of the Company's invested assets is used to secure letters of credit issued to clients in the normal course of business. Assets of $45.4 million were pledged at March 31, 1997.

Net cash used in financing activities amounted to $27.6 million in 1997. This compares to $119.9 million last year. Dividends paid amounted to $30.7 million in the first half of the 1997 fiscal year ($0.62 per share in both quarters) compared to $15.9 million last year ($0.62 per share in the second quarter only). An initial public offering was completed in December 1995 (during the first quarter of the prior fiscal year). The Company did not receive any of the proceeds from the offering although it did receive $36.3 million from the exercise of sponsor warrants to acquire 3.3 million ordinary shares. The Company used $34 million of these funds, together with funds raised from the liquidation of a portion of its investment portfolio, to repay borrowings of $142 million by February 1996. A second public offering of shares held by original shareholders was held in July 1996. In that offering, Global Capital Re bought one million shares for $20.9 million. These shares were repurchased by the Company in December 1996 and retired.

The Company amended the terms of its revolving $150 million credit facility with a group of commercial banks during the period under review. The maturity of the facility was extended from August 1998 to April 2002. In addition, the cost of borrowing under the facility is based on a sliding scale varying with the claims paying rating assigned to the Company by outside agencies. The facility is available for general corporate purposes, subject to ongoing compliance with financial ratios and other requirements.

Among other things, the Company is required to maintain a consolidated net worth of at least $250 million (as of March 31, 1997, such consolidated net worth of the Company was approximately $426 million) and to cause Global Capital Re to maintain a ratio of premiums written to net worth, of not more than 0.75 to 1 (as of March 31, 1997, such ratio was 0.27:1). In addition, the Company must maintain a debt to capital ratio of less than 50% (as of March 31, 1997, the Company had no outstanding debt). As security for its obligations under the line of credit the Company has pledged all of the capital shares of Global Capital Re. No amounts are outstanding under the facility and the Company is in compliance with all the financial and other requirements of the facility.

OTHER MATTERS

In February 1997, the Financial Accountings Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings per Share" (SFAS 128) which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement. SFAS 128 requires restatement of all prior period EPS data presented.

The Company will comply with the requirements of SFAS 128 beginning with its interim financial statements for the fiscal quarter ending December 31, 1997. For the three and six months ended March 31, 1996 and 1996, under SFAS 128 the Company would have reported earnings per share as follows:

                                                                  Six months       Six months
                              Quarter ended    Quarter ended         ended            ended
                                March 31,        March 31,         March 31,        March 31,
                                  1997             1996              1997             1996
                              -------------    -------------      ----------       ----------
Basic EPS                         $0.70            $1.03             $1.64            $2.03

Diluted EPS                       $0.69            $1.02             $1.62            $2.01

PART II.  OTHER INFORMATION
ITEM 6                     EXHIBITS AND REPORTS ON FORM 8-K


       (a)  Exhibit Index
            Attached:

                Exhibit 11                Computation of Earnings Per Share


      (b)   Filed via EDGAR system:

                Exhibit 27                Financial Data Schedule

          Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended March 31, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GCR Holdings Limited

Date:  May 2nd, 1997                By:      /s/ Frederick W. Deichmann
                                             --------------------------
                                             Frederick W. Deichmann
                                             Chief Financial Officer
                                             And Secretary
                                             (as principal financial officer and
                                             duly authorized officer)

                                EXHIBIT INDEX


EXHIBIT NO.                   DESCRIPTION

    11             Computation of Earnings Per Share

    27             Financial Data Schedule